Form 10-Q
period 1995-06-30
DIAPULSE CORP OF AMERICA
filed 1995-08-14
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995
Commission File Number Q-3052



Diapulse Corporation of America
(Exact name of registrant as specified on its charter)





Delaware
(State or other jurisdiction of)
incorporation of organization)


321 East Shore Road
Great Neck, New York
(Address of principal offices)



13-5671991
(I.R.S. Employer
Identification Number)



11023
(Zip Code)





Registrants telephone number,
including area code	(516) 466-3030



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No



As of June 30, 1995 there were 3,907,732 shares of common stock outstanding.











Accountants' Compilation Report



To the Board of Directors
Diapulse Corporation of America and Subsidiary
Great Neck, New York

We have compiled the accompanying balance sheet of Diapulse Corporation of America and Subsidiary (a Delaware corporation) as of June 30, 1995, and the related statements of income for the six months and the three months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements , they might influence the user's conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

The balance sheet for the year ended December 31, 1994, were audited by us, and we expressed an unqualified opinion on it in our report dated March 16, 1995, but we have not performed any auditing procedures since that date.

SCHWAEBER SLOANE SCHULMAN AND CO., P.C.

Great Neck, New York
August 7, 1995



DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                      				          June 30,
			                                                  1995           Dec. 31,
                                                    Unaudited         1994
						                                             ----------     ----------
A S S E T S
Current assets:
Cash and cash equivalents	                       $   263,658      $  148,503
Commissions advances	                                374,942         379,713
Accounts receivable, net of allowances
 for doubtful accounts of $60,000 at
 June 30, 1995 and  December 31, 1994                956,558         856,005
Inventories	      		                                 558,296         533,055
						                                           ------------     -----------
     Total current assets	                         2,153,454       1,917,276

Equipment, net of accumulated
 depreciation and amortization of
 $116,983 at June 30, 1995 and
 $111,248 at December 31, 1994	                      166,945 	       170,880

Other assets - sundry	                                19,424          27,254
				                                             ------------		   -----------
     Total Assets	                                $2,339,823	     $2,115,410
                                                 ============     ===========
See accountants' compilation report



DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	                                      			            June 30,       Dec. 31,
					                                                   1995           1994
                                                  ------------  		-----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $  530,831   $  489,340
  Due to officers and former officer                    609,020      612,948
  Accrued income taxes           	                       70,616          -
  Bank line of credit	                                      -         19,000
						                                              ------------  -----------
     Total current liabilities	                       1,210,467    1,121,288

Due to officer- long term portion	                      977,350      977,350
						                                              ------------  -----------
     Total liabilities	                         		    2,187,817    2,098,638
						                                              ------------  -----------
Stockholders' equity:
  Common stock - $.025 par value;
   authorized 6,000,000 shares,
   issued 3,907,732 shares	                              97,593       97,593
  Additional paid-in capital	                         2,129,730    2,132,744
	Accumulated deficit	                                (2,072,989)  (2,204,223)
						                                              ------------  -----------
				                                                    154,334       26,114
	  Less: Treasury stock of 1,328 shares
   at June 30, 1995 and  5,328 shares
   at December 31, 1994, at cost                          2,328        9,342
						                                              ------------  -----------
	     Total stockholders' equity	                       152,006       16,772
                                                    ------------		-----------
Total liabilities and Stockholders' Equity           $2,339,823   $2,115,410
						                                              ============ ============

See accountants' compilation report




DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                   				Six Months Ending	Three Mos Ending
				                                        June 30		        June 30,
				                              1995	      1994        1995	       1994

Net sales and rentals (see
 management discussion note) $  838,602  $  707,578  $  583,349	 $  241,251

Cost of sales and rentals        18,981      25,954       8,112      10,716
                             ----------- ----------- ----------- -----------
     Gross profit	              819,621     681,624     575,237     230,535
                             ----------- ----------- ----------- -----------
Operating expenses:
 Selling, general and
  administrative	               519,349     430,865     330,176     204,165
 Interest expense                88,683      65,976      44,355      32,941
                             ----------- ----------- ----------- -----------
     Total operating expenses   608,032     496,841     374,531     237,106
											                  ----------- ----------- ----------- -----------
     Operating profit	          211,589     184,783     200,706      (6,571)

Interest and other income         1,005         559         568         310
											                  ----------- ----------- ----------- -----------
Net income befor
 provision for income taxes     212,594     185,342     201,274      (6,261)

Provision for income taxes
 income taxes	                   81,360         -        81,360         -
											                  ----------- ----------- ----------- -----------
     Net Income	              $ 131,234	 $  185,342  $  119,914	 $   (6,261)
											                  =========== =========== =========== ===========

     Earnings Per Share	      $   0.034  $    0.047  $    0.031	 $   (0.002)

Weighted Average Number Of
 Common Shares Outstanding    3,907,732   3,903,732   3,907,732   3,903,732




See accountants' compilation report




DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					                                                    Six Months Ending
						                                                        June 30,
                                       					               1995        1994
                                                     ------------ -----------
Cash flows from operating activities:
 Net income	   			                                    $  131,234  $  185,342
                                                     ------------ -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization	                          5,735       5,732
 Changes in operating assets and liabilities:
  Decrease in accounts receivable	                      (100,553)   (138,727)
  Decrease in commission advance	                          4,771
  Increase in inventories	                               (25,241)    (63,560)
  (Increase) decrease in other assets	                     7,830      (5,540)
  Increase in accounts payable and
   accrued expenses	                                      41,491      31,283
  Increase in accrued income taxes	                       70,616         -
                                                      ----------- -----------
     Total adjustments	                                    4,649    (170,812)

Net cash provided by operating activities                135,883      14,530
                                                      ----------- -----------
Cash flows from investing activities:
  Capital expenditures	                                   (1,800)     (1,132)
  Proceeds from treasury stock	                            7,014       2,455
  Additional paid-in-capital	                             (3,014)       (355)
                                                      ----------- -----------
Net cash provided by investing activities	                 2,201         968
						                                                ----------- -----------
Cash flows from financing activities:
  Net decrease in due to officers' and former officer     (3,928)	    27,849
  Net borrowings under bank line of credit               (19,000)        -
                                                      ----------- -----------
     Net cash provided (used) by financing activities    (22,928)     27,849
						                                                ----------- -----------
Net increase in cash and cash equivalents                115,155      43,347

Cash and cash equivalents at the beginning of year       148,503      65,758
						                                                ----------- -----------
Cash and cash equivalents on June 30,	                $  263,658  $  109,105
						                                                =========== ===========



See accountants' compilation report




DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
SELECTED INFORMATION -- SUBSTANTIALLY ALL DISCLOSURES REQUIRED
BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED
FOR THE SIX MONTHS ENDED JUNE 30, 1995


1. Basis of presentation

The consolidated balance sheets of Diapulse Corporation of America and Subsidiary as of June 30, 1995, and December 31, 1994 and the related consolidated statements of operations for the three months and six months ended June 30, 1995 and cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1994, was audited by us, and we expressed an unqualified opinion on it in our report dated March 16, 1995, but we have not performed any auditing procedures since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders.

There have been no changes of significant accounting policies since December 31, 1994. Results of operations for the six month period are not necessarily indicative of results of operations for the corresponding years.


2	Inventories

				                                                     June 30,	 Dec. 31,
                               				                       1995 	     1994
                                                      ----------- -----------
Parts, components and subassemblies	                  $  276,395  $  316,317
Finished goods	     				                                 328,901     263,738
Finished goods, rental and loaner machines	              202,349     202,349
						                                                ----------- -----------
     Total inventories	                                  807,645     782,404

Less: Inventories in fixed assets	                      (202,349)   (202,349)
						                                                ----------- -----------
     Total inventories for resale                        605,296     580,055

Less: Inventory reserve	                                  47,000      47,000
						                                                ----------- -----------
Total Inventories	                                    $  558,296  $  533,055
                                                      =========== ===========


DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of operations

Net sales for the current six months increased by $131,024 to $838,602 from last year's comparable six months of $707,578. This increase is due to an increase in the amount of sales and rentals

Operating expenses for the current six months increased to $608,032 from last year's comparable six months of $496,841. Interest expense represents the accrual of interest on the debt to officers, former officer and employees.


Liquidity and capital resources

As of June 30, 1995, the Company had working capital of approximately $942,987 and a current ratio of 1.779 to 1. This represents an increase in working capital since December 31, 1994 of $146,999.

The Company expanded its distribution channels in the United States and therefore realized an improvement in revenues and profitability. The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.




SIGNATURES



Pursuant to the requirements of Section 11 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAPULSE CORPORATION OF AMERICA
Registrant


 By 	\\S Jesse Ross
------------------------------------------
		Jesse Ross,  President


	By 	\\S Gladys Ross
-------------------------------------------
		Gladys Ross,  Acting Corporate Secretary


	Date: August 14, 1995






See accountants' compilation report