Form 10-Q/A
period 1995-06-30
DIAPULSE CORP OF AMERICA
filed 1995-11-02
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q AMENDED

AMENDED TO ADD SCHEDULE EX-27
AMENDED QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995 - AMENDED
Commission File Number Q-3052



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


EXHIBIT INDEX
exhibit 27


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


	Date: November 2, 1995






See accountants' compilation report