Form 10-Q
period 1995-09-30
DIAPULSE CORP OF AMERICA
filed 1995-11-14
CIK 28742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1995         Commission File Number Q-3052



                          Diapulse Corporation of America
               (Exact name of registrant as specified on its charter)


          Delaware                                         13-5671991
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation of organization)                     Identification Number)




        321 East Shore Road
       Great Neck, New York                                   11023
   (Address of principal offices)                           (Zip Code)



Registrant's telephone number
    including area code                                (516) 466-3030




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X    No
                                     -----    -----



As of September 30, 1995 there were 3,907,732 shares of common stock outstanding










                          Accountants' Compilation Report




To the Board of Directors
Diapulse Corporation of America and Subsidiary
Great Neck, New York

We have compiled the accompanying balance sheet of Diapulse Corporation of America and Subsidiary (a Delaware corporation) as of September 30, 1995, and the related statements of income for the nine months and the three months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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





Great Neck, New York
November 7, 1995

                 DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 Sep. 30,
                                                   1995           Dec. 31,
                                                (Unaudited)         1994
                                               -------------   --------------
                       A S S E T S
Current assets:
  Cash and cash equivalents                     $    136,802    $    148,503
  Commissions advances                               426,483         379,713
  Accounts receivable, net of allowances
   for doubtful accounts of $60,000 at
   September 30, 1995 and December 31, 1994        1,121,611         856,005
  Inventories                                        558,248         533,055
                                                -------------   -------------
     Total current assets                          2,243,145       1,917,276

Equipment, net of accumulated
 depreciation and amortization of
 of $119,850 at September 30, 1995 and
 $111,248 at December 31, 1994                       164,078         170,880
Other assets - sundry                                 28,254          27,254
                                                -------------   -------------
     Total Assets                               $  2,435,477    $  2,115,410
                                                =============  ==============



                   DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                Sep. 30,
                                                  1995           Dec. 31,
                                               (Unaudited)        1994
                                              -------------	  ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses        $    450,440   $    489,340
 Due to officers and former officer                553,197        612,948
 Accrued income taxes                              135,280            -
 Bank line of credit                                   -           19,000
                                              -------------  -------------
     Total current liabilities                   1,138,917      1,121,288

Due to officer- long term portion                  977,350        977,350
                                              -------------  -------------
     Total liabilities                           2,116,267      2,098,638
                                              -------------  -------------
Stockholders' equity:
 Common stock - $.025 par value;
  authorized 6,000,000 shares, issued
  3,907,732 shares                                  97,593         97,593
 Additional paid-in capital                      2,132,744      2,132,744
 Accumulated deficit                            (1,901,785)    (2,204,223)
                                              -------------  -------------
                                                   328,552         26,114
 Less: Treasury stock of 1,328 shares
  at June 30, 1995 and 5,328 shares
  at December 31, 1994, at cost                      9,342          9,342
                                              -------------  -------------
     Total stockholders' equity                    319,210         16,772
                                              -------------  -------------
     Total Liabilities and
      Stockholders' Equity                    $  2,435,477    $  2,115,410
                                              =============	 =============

                  DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                 Nine Months Ending      Three Months Ending
                                    September 30,           September 30,
                                  1995         1994        1995        1994
                              -----------  -----------  ----------  ----------
Sales and rentals (see
 management discussion note) $ 1,262,765  $ 1,151,204  $  424,163  $  443,626

Cost of sales and rentals         39,654       89,394      20,673      63,440
                              -----------  -----------  ----------  ----------
     Gross margin              1,223,111    1,061,810     403,490     380,186
                              -----------  -----------  ----------  ----------
Operating expenses:
 Selling, general and
  administrative                 695,680      600,212     176,331     169,347
 Interest expense                132,767      100,312      44,084      34,336
                              -----------  -----------  ----------  ----------
Total operating expenses         828,447      700,524     220,415     203,683
                              -----------  -----------  ----------  ----------
     Operating profit            394,664      361,286     183,075     176,503

Interest and other income         17,484        1,331      16,479         772
                              -----------  -----------  ----------  ----------
     Net income before
      provision for
      income taxes               412,148      362,617     199,554     177,275

Provision for income taxes       140,523          -        59,163         -
                              -----------  -----------  ----------  ----------
     Net Income               $  271,625   $  362,617   $ 140,391   $ 177,275
                              ===========  ===========  ==========  ==========

Earnings Per Share            $    0.070   $    0.093   $   0.036   $   0.045
                              ===========  ===========  ==========  ==========

Weighted Average Number Of
 Common Shares Outstanding     3,907,732    3,903,732   3,907,732   3,903,732
                              ==========   ==========  ==========  ==========




                  DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months Ending
                                                          September 30,
                                                       1995        1994
                                                   ----------   ----------
Cash flows from operating activities:
 Net income                                         $ 271,625    $ 362,617
                                                   ----------   ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       8,602        8,600
    Prior period adjustment of accounting error        30,813          -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (265,606)     369,358)
     Increase in commission advance                   (46,770)         -
     Increase in inventories                          (25,193)      (2,054)
     Increase in other assets                          (1,000)    (105,985)
     Increase (decrease) in accounts payable
      and accrued expenses                            (38,900)      23,300
     Increase in accrued income taxes                 135,280          -
                                                   ----------   ----------
         Total adjustments                          (202,775)    (445,497)
                                                   ----------   ----------
         Net cash provided by operating activities    68,850      (82,880)
                                                   ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                 (1,800)      (3,032)
 Proceeds from treasury stock                            -          2,455
 Additional paid-in-capital                              -           (355)
                                                   ----------   ----------
         Net cash provided by investing activities    (1,800)        (932)
                                                   ----------   ----------
Cash flows from financing activities:
 Net increase (decrease) in due to officers'
  and former officer                                 (59,751)     100,815
 Net borrowings under bank line of credit            (19,000)         -
                                                   ----------   ----------
         Net cash provided (used) by financing
          activities                                 (78,751)     100,815
                                                   ----------   ----------
         Net increase in cash and cash equivalents   (11,701)      17,003

Cash and cash equivalents at the beginning of year   148,503       65,758
                                                   ----------   ----------
Cash and cash equivalents on September 30,         $ 136,802    $  82,761
                                                   ==========   ==========

                   DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
          SELECTED INFORMATION -- SUBSTANTIALLY ALL DISCLOSURES REQUIRED
           BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


1. Basis of presentation

 The consolidated balance sheet of Diapulse Corporation of America and Subsidiary as of September 30, 1995, and December 31, 1994 and the related consolidated statements of operations for the three months and nine months ended September 30, 1995 and cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1994, was audited by us, and we expressed an unqualified opinion on it in our report dated March 16, 1995, but we have not performed any auditing procedures since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1994. Results of operations for the nine month period are not necessarily indicative of results of operations for the corresponding years.

 2. Inventories

   Inventories at September 30, 1995 and December 31, 1994 consisted of the following:

                                            September 30,   Dec. 31,
                                               1995          1994
                                            ------------  ------------
Parts, components and subassemblies           $ 325,738     $ 316,317
Finished goods                                  279,510       263,738
Finished goods, rental and loaner machines      202,349       202,349
                                            ------------  ------------
     Total inventories                          807,597       782,404

Less: Inventories in fixed assets              (202,349)     (202,349)
                                            ------------  ------------
     Total inventories for resale               605,248       580,055

Less: Inventory reserve                          47,000        47,000
                                            ------------  ------------
     Total Inventories                        $ 558,248     $ 533,055
                                            ============  ============

                  DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of operations

Net sales for the current nine months increased by $111,561 to $1,262,765 from last year's comparable nine months of $1,151,204. This increase is due to an increase in the amount of sales and rentals and also a recovery of previously written off bad debt.

Operating expenses for the current nine months increased to $828,447 from last year's comparable nine months of $700,524. Interest expense represents the accrual of interest on the debt to officers, former officer and employees.


Liquidity and capital resources

As of September 30, 1995, the Company had working capital of approximately $1,104,228 and a current ratio of 1.970 to 1. This represents an increase in working capital since December 31, 1994 of $308,240.

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

DIAPULSE CORPORATION OF AMERICA
Registrant


By \\S Jesse Ross
-------------------------------------- ------
Jesse Ross,  President


By \\S Gladys Ross
--------------------------------------------
Gladys Ross,  Acting Corporate Secretary


Date: November 10, 1995