Form 10-K
period 1995-12-31
DIAPULSE CORP OF AMERICA
filed 1996-03-28
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934 for the Year Ended December 31, 1995

                           Commission file number 132-3
--------------------------------------------------------------------------------
                         Diapulse Corporation of America
              (Exact name of registrant as specified on its charter)

           Delaware                                  13-5671991
--------------------------------           ------------------------------
(State or other jurisdiction of)             (I.R.S Employer
incorporation of organization)                 Identification Number)


     321 East Shore Road
    Great Neck, New York                              11023
--------------------------------           -----------------------------
 (Address of principal offices)                   (Zip Code)


Registrant's  telephone number
including area code                              	(516) 466-3030
                                           ------------------------------

===============================================================================

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.025 per share
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X 	     No
                                  -----
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on December 31, 1995 as reported by an independent market maker.
                                  $4,883,750


Number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1995
                                  $3,956,448


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

-------------------------------------------------------------------------------
-
                        Diapulse Corporation of America
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS

                                       PART I.


                                                                   	Page
                                                                  --------
Item 1.   Business	                                                   1

Item 2.	  Properties                                                  2

Item 3.   Legal Proceedings	                                          2

Item 4.  	Submission of Matters to a vote of Security Holders         2


                                      PART II.


Item 5. 	Market for registrant's Common Equity and Related
          Stockholder Matters                                        	3

Item 6. 	Selected Financial Data                                      3


Item 7. 	Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       	4-5

Item 8. 	Financial Statements and Supplementary Data                 	5


Item 9.	 Changes in Disagreements with Accountants on
          accounting and Financial Disclosure                        	5


                                  PART III.

Item 10.	 Directors and Executive Officers of the Registrant         	6


Item 11.	Executive Compensation	                                      6


Item 12.	Security Ownership of Certain Beneficial Owners and
          Management                                                 	7

Item 13.	Certain Relationships and Related Transactions              	7


                                     PART IV.


Item 14.	Exhibits, Financial Statements Schedules and Reports
          on Form 8-K                                              	8-21


Signatures                                                          	22

-------------------------------------------------------------------------------
                                      PART  I

ITEM 1.    	Business

The Registrant develops, manufactures and markets Diapulser Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and on prescription in a patients' home. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since its last filing for the year ended December 31, 1994.

Suppliers - The Registrant purchases raw materials and component parts of its units from various suppliers of electronic products. A majority of the individual component parts of the Diapulse units are standard and available from any one of many suppliers. Were the Registrant to change from its present suppliers for any reason, no significant difficulties would be experienced in the replacement of raw materials from other suppliers, and there would be no reduction in the quality or quantity of the material purchased.

Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States, in October 1987, the Registrant began selling and renting the Dialpulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant effect on the Registrant's results of operations.

The Registrant rents and sells Diapulse machines to hospitals, nursing homes and physicians, and rents its equipment to individuals covered by Medicare and private insurance companies whose claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance and substantial reimbursements have been received from Medicare. The registrant has been following the administrative procedure to obtain additional payments from Medicare.

Backlog - The Registrant has sufficient inventory of complete units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

Patents - The Registrant has patents whose rights thereunder expire in 1999.

Employees - The Registrant has forty-two full-time and part-time employees and commission salesmen.



                                    -1-
-----------------------------------------------------------------------------
ITEM 2.	Properties

The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 1996 at an annual rental of approximately $104,000 under a lease entered into during the year ended December 31, 1991. The premises are used as the national and international headquarters of the Company, as well as for research and development. The Registrant does not lease or own any other premises.

ITEM 3.	Legal Proceedings

Information with respect to this Item may be found in Note 3 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this form 10-K

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year covered by this report


                                  -2-
------------------------------------------------------------------------------
Part  II

ITEM 5.	Market For Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock has been traded on the NASDAQ over-the-counter market, under the symbol DIAC. The bid and ask closing sales prices are listed below.

                                 Quarter Ended
____________________________________________________________________________
                        1995                        1994
               _______________________________   ____________________________
                Mar31   Jun30   Sep30   Dec31    Mar31   Jun30   Sep30  Dec31
Common Shares:
  Bid:          $1.00   $1.00   $0.50   $1.00    $1.50   $1.25  $1.25  $1.125
  Ask:          $1.25   $1.25   $0.75   $1.25    $1.75   $1.50  $1.50  $1.375

As of December 31, 1995, there were approximately 1,528 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6. 	Selected Financial Data

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

SELECTED FINANCIAL DATA:
                                           Year Ended December 31,
                       _______________________________________________________
                                   1994          1993
                           1995  as restated  as restated	   1992	     1991
                       __________ ___________ ___________  ________  ________
Net revenues:
  Rentals and sales    $1,286,774  $1,235,729  $1,264,966  $766,906  $670,732

  Income (loss) before
   extraordinary item	     59,319     110,447      54,788   (59,182)    5,611
  Net income (loss)        59,319     110,447      54,788   (59,182)    5,611

  Income (loss) before
   extraordinary item
   per share                0.01         0.03        0.01     (0.02)       -
  Net income (loss)
   per share                0.01         0.03        0.01     (0.02)       -

At year end:
  Total assets          2,112,507   2,146,224   2,427,005 1,048,701   949,635
  Long-term obligations   977,350     977,350     977,350   865,205   750,000
  Working capital         596,108     582,870     551,528   292,744   289,927
  Stockholders' equity
   (deficiency)            33,811     (25,508)   (137,010) (488,755) (429,573)
  Cash dividends
   paid per share             -           -           -         -         -


                                           -3-
-----------------------------------------------------------------------------
ITEM 7.	Management's Discussion and Analysis of Financial Condition and
        Results 	of Operations

Overview - The Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Control, blind and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 36 diapulse publications on medline.

Net Revenues - The net revenues increased in 1995 as compared to 1994, although there were aggressive write-offs in 1995. The continued increase in revenues during 1995 and 1994 as compared to 1993 is primarily attributable to an improved marketing program, expansion of the Registrant's distribution network and sales force, as well as a broader rental program. Net revenue increased 4.1% in 1995 over 1994 levels and decreased 13.5% in 1994 over 1993 levels and increased 12.9% in 1993 over 1992 levels.

Cost of Sales - Cost of sales for 1995 increased to 9.6% of net revenues from 6.2% in 1994, and 5.7% in 1993. The increase resulted primarily from aggressive write-offs in 1995.

Operating Expenses - Operating expenses, exclusive of interest, increased in 1995 by 1.4% over 1994 and decreased 26.2% in 1994 over 1993 due principally to cost cutting procedures in 1995.

Interest Expense - Interest expense, principally due to officers, increased by 25% from 1994 to 1995 and increased by 29% from 1993 to 1994.

Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995 and 1994, the Registrant has working capital of $596,108 and $582,870 respectively.

It is the intention of management to utilize the cash flow from operations to support the financial requirements of the Registrant and the working capital should be sufficient to support future operations. The Registrant has no capital expenditure commitments.


                                    -4-
-----------------------------------------------------------------------------
At December 31, 1995 accounts receivable included approximately $428,000 of Medicare claims from covered individuals for rentals of Diapulse's self-administered medical treatment at home. The Company instituted the administrative procedure of requesting a hearing with a Medicare hearings officer, and if necessary, appealing the findings of the hearings officer with an administrative law judge of the Social Security Administration. To date, approximately 100 such cases have been adjudicated, with the Company receiving totally favorable decisions from the administrative law judge and Medicare hearing officer and full reimbursement in all 100 cases. The Company has instituted the administrative procedures necessary in order to receive payment against these accounts receivables. The Company is awaiting decisions on approximately 200 cases.


The Registrant considers, and currently used for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

WORKING CAPITAL RATIOS: These ratios measure the Registrant's ability to meet its short-term obligations.
                                        1995         1994           1993
                                     _________    _________      _________
     Working capital                 $ 596,108    $ 582,870      $ 576,634
     Current Ratio                    1.5 to 1     1.5 to 1       1.6 to 1
     Quick Ratio                      1.0 to 1     1.0 to 1       1.1 to 1


ITEM 8.	Financial Statements and Supplementary Data.

Annual Financial Statements.  See Part IV, Item 14 of this Form 10-K


ITEM 9. 	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure

	Not Applicable


                                     -5-
-----------------------------------------------------------------------------
                                  Part III


ITEM 10.	Directors and Executive Officers of the Registrant

The executive officers and key employees of the Company are as follows:

  	Name                          Age           	Title
______________________          ____          _________________________

	Jesse Ross	                      74          	President, Director and
                                           			  Chairman of the Board

	David M. Ross	                   48          	Director


	Raymond Evans	                   59	          Director


Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

David M. Ross, son of Jesse Ross, became a Director of the Company during 1981. Mr. Ross is also an independent sales representative for the Registrant's product.

Raymond Evans became a Director of the Company during 1989.

The present term of office for the above directors expires during April 1996.


ITEM 11.	Executive Compensation.

Cash Compensation - For the year ended December 31, 1995, no officer received or was entitled to receive $60,000 or more in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

Compensation pursuant to plans - The Registrant has no pension, retirement, stock or any other form of compensation plans.

                                     -6-
-----------------------------------------------------------------------------
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners - No individual or group outside of management is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock.

Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 1995.

Name of                  Amount and Nature of               Percent
Beneficial Owner         Beneficial Ownership               of Class
__________________       ______________________             ________
Jesse Ross                          2,220,150     (i)         56.11%
David Ross                             77,600     (i)          1.96%
Raymond Evans                           8,000                  0.20%


All officers and directors as a
 group (3 persons)                  2,305,750                 58.27%

(i)Include certain shares owned by the wives and other relatives of these individuals

ITEM 13.	Certain Relationships and Related Transactions

One of the Company's directors, who is a son of the President, serves as an independent sales representative for the Company. In addition, another son of the President also served as an independent sales representative for the Company until April 1993. Commissions earned by these individuals during 1995, 1994 and 1993 were approximately $53,800, $80,800, and $77,500, respectively. In addition, the Company had outstanding advances to these representatives of approximately $199,000, $171,000 and $133,200 at December 31, 1995, 1994 and 1993, respectively.


                                  -7-
-----------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA






                                      CONTENTS


                                                              PAGE
                                                             ------

Independent Auditors' Report                                    9

Consolidated Financial Statements:
	Consolidated balance sheets                                    10
	Consolidated statements of operations                          11
	Consolidated statements of stockholders' equity (deficiency)   12
	Consolidated statements of cash flows                          13

Note to Consolidated Financial Statements                      14-21



                                    -8-
----------------------------------------------------------------------------
                         Independent Auditors' Report


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the consolidated balance sheets of Diapulse Corporation of America and Subsidiaries (a Delaware corporation) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Diapulse Corporation of America and subsidiaries as of December 31, 1993, were audited by other auditors whose report dated March 31, 1994, on those statements included explanatory paragraphs that described the Company's change in method of accounting for income taxes, as discussed in Note 2 to the consolidated financial statements, and its appeal of pending Medicare cases, as discussed in Note 3 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America and Subsidiaries at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 3 to the consolidated financial statements, the Company has accounts receivables from various intermediaries of Medicare that have refused to reimburse it for claims arising from rentals of Diapulse equipment by covered individuals for in-home use in their medical treatment. Diapulse Corporation of America has begun, or plans to begin, if necessary, proceedings against Medicare for this money. Based on prior cases the Company instituted for similar claims, which have been adjudicated with the Company receiving totally favorable outcomes in each case, the Company expects to ultimately collect the full amount of these accounts receivables. Although the outcome of future cases cannot presently be determined, management believes the Company will prevail in each case, and as a result has not provided for any losses in the accompanying consolidated financial statements on these receivables.


SCHWAEBER SLOANE SCHULMAN AND CO., P.C.

Great Neck, New York
March 7, 1996


                                     -9-
-----------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1995 AND 1994


                                                                December 31,
                                                  December 31      1994
                                      Notes          1995       as restated
                                      -----     -------------  ------------
                  A S S E T
CURRENT ASSETS:
  Cash                                          $   222,318    $   148,503
  Trade accounts receivable, net of
  allowance for doubtful accounts of
  $60,000 in 1995 and $60,000 in 1994    3          777,873        856,005
  Inventories                          2 & 5        458,720        533,055
  Commission advances                    4          238,544        239,689
                                                ------------   ------------
     Total Current Assets                         1,697,454      1,777,252

COMMISSION ADVANCES, Net of
  Current Portion                        4          198,948        170,838
EQUIPMENT, Net of Accumulated
Depreciation                           2 & 6        187,851        170,880
OTHER ASSETS                                         28,254         27,254
                                                 -----------   ------------
     TOTAL ASSETS                                $2,112,507     $2,146,224

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to officers/stockholders and
   former officer                       4       $   650,688    $   686,042
  Accounts payable and accrued
   liabilities			   	                  4 & 7        450,658        489,340
 Bank line of credit                    10              -           19,000
                                                 -----------   ------------
      Total Current Liabilities                   1,101,346      1,194,382
DUE TO OFFICER/PRINCIPAL STOCKHOLDER    4           977,350        977,350
COMMITMENTS                             8
STOCKHOLDERS' EQUITY:
  Common stock, $.025 par value per
  share; authorized 6,000,000 shares;
  issued 3,956,448 shares                            98,911         98,911
  Additional paid-in capital                      2,131,426      2,131,426
  Accumulated deficit                            (2,187,184)    (2,246,503)
                                                ------------   ------------
                                                     43,153        (16,166)
  Less: Treasury stock, 5,328 shares
  in 1995 and 5,328 shares in 1994,
  at cost                                            (9,342)        (9,342)
                                                ------------   ------------
       Total Stockholders' Equity                    33,811        (25,508)
                                                ------------   ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                            $2,112,507      $2,146,224
                                                ============   ============

See accompanying independent auditors' report and notes to consolodated financial statements

                                     -10-
------------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                                 December 31,  December 31,
                                     December 31,   1994          1993
                           Notes        1995     as restated  as restated
                           -----     ----------  -----------  -------------
NET REVENUES:              1 & 11
Rentals and sales                    $1,286,774   $1,235,729   $ 1,429,010
                                     ----------  -----------  -------------
Total Net Revenues                    1,286,774    1,235,729     1,429,010

COST OF SALES AND RENTALS               123,782       76,664        81,008
                                     ----------  -----------  -------------
Gross Margin                          1,162,991    1,159,065     1,348,002
OPERATING EXPENSES:
Selling, general and administrative     885,135      881,502     1,160,030
Interest expense
 (principally to	 officers)	   4        197,770      157,643       122,452
				 		                             	----------  -----------  -------------
     Total Operating Expenses         1,082,905    1,039,145     1,282,482
                                     ----------  -----------  -------------
Income From Operations                   80,086      119,920        65,520
INTEREST AND OTHER INCOME                 4,233        1,527         1,268
                                     ----------  -----------  -------------
Income Before Income
Taxes and Extraordinary Item             84,319      121,447        66,788

PROVISION FOR INCOME TAXES    9          25,000       11,000        12,000
						                               	----------  -----------  -------------
Income Before
Extraordinary Item                       59,319 	     110,447        54,788
EXTRAORDINARY ITEM:
Tax benefit of net
operating loss carryforward   9	            -             -            -
						                                ----------  -----------  -------------
NET INCOME                         $     59,319   $   110,447  $     54,788

EARNINGS PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM         $       0.01  $      0.03  $        0.01

EARNINGS PER COMMON SHARE    2      $       0.01  $      0.03  $        0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              3,956,148    3,897,704       3,897,004


See accompanying independent auditors' report and notes to consolodated financial statements.

                                       -11-
-----------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993


                                Common Stock         Additional
                                   Issued              Paid-in    Accumulated
                              Shares     Amounts       Capital      Deficit
                           -----------  --------    ------------  ------------
BALANCE
January 1, 1993 as
 as originally reported     3,903,732    $97,593     $2,133,099   $(2,355,905)

Cumulative effect of
correction of accounting
error (Note 11)                52,716      1,318         (1,318)      (55,833)
                           -----------   --------   ------------  ------------

BALANCE
January 1, 1993 restated    3,956,448      98,911     2,131,781    (2,411,738)

Net income restated                                                    54,788
                           -----------   --------   ------------  ------------
BALANCE
December 31, 1993           3,956,448      98,911     2,131,781    (2,356,950)

Treasury Stock sold                                        (355)

Net income restated                                                   110,447
                           -----------   ---------  ------------   -----------
BALANCE
December 31, 1994           3,956,448      98,911     2,131,426    (2,246,503)

Net income                                                             59,319
                           -----------   ---------   -----------   -----------
BALANCE
December 31, 1995           3,956,448    $ 98,911    $2,131,426    $(2,187,184)
                           ===========   =========   ===========   ============


                                                              Total
                                    Treasury Stock          Stockholders'
                                  Shares     Amounts     Equity (Deficiency)
                                ----------  ----------   -------------------
BALANCE
January 1, 1993
as originally reported              6,728    $(11,797)        $ (137,010)

Cumulative effect of correction
of accounting error (Note 11)                                    (55,833)
                                ---------   ----------   -------------------
BALANCE
January 1, 1993 restated            6,728     (11,797)          (192,843)

Net income restated                                               54,788
                                ---------   ----------   -------------------
BALANCE
December 31, 1993                   6,728     (11,797)          (138,055)

Treasury stock sold                (1,400)      2,455              2,100

Net income restated                                              110,447
                                ----------  ----------   -------------------
BALANCE
December 31, 1994                   5,328      (9,342)           (25,508)

Net income                                                        59,319
                                ----------  ----------   ------------------
BALANCE
December 31, 1995                   5,328   $  (9,342)         $  33,811
                                ==========  ==========   ==================

See accompanying independent auditors' report and notes to consolodated financial statements.

                                     -12-
----------------------------------------------------------------------------
                DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                     December 31, December 31, December 31,
                                         1995          1994        1993
                                 ---------------  ------------ ------------
OPERATING ACTIVITIES:
Net income                       $     59,319    $   110,447      $ 54,788
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities:
Provision for doubtful accounts           -              -          50,000
Prior period adjustments (Note 11)        -            8,439       (21,992)
Depreciation                           22,813         18,223        14,988
Deferred salaries and accrued
interest employees & former officer   186,598        197,309       217,452
Increase in accounts receivable        78,132        (24,123)     (517,127)
(Increase) decrease in inventories     74,335        (38,845)      (14,857)
(Increase) decrease in other assets    (1,000)        (3,588)          100
(Increase) decrease in commission
 advances                             (26,965)       (43,615)       59,488
Increase (decrease) in accounts
 payable and accrued liabilities      (38,681)       (98,438)      144,955
                                     ---------      ---------     ---------
Net Cash Provided by (Used in)
Operating Activities                  354,551        125,809       (12,205)
                                     ---------      ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures                (39,784)       (17,296)      (23,709)
                                    -----------    ----------    ----------
FINANCING ACTIVITIES:
  Loans from officers	                  50,000         48,000        82,694
  Sale of treasury stock                  -             2,100	       -
  Repayments to officers              (271,952)       (94,868)     (88,556)
Net borrowings under bank
line of credit                         (19,000)        19,000          -
Net Cash Used in Financing Activities (240,952)       (25,768)      (5,862)
NET INCREASE (DECREASE) IN CASH         73,815         82,745      (41,776)
                              					------------   ------------  -----------
CASH, BEGINNING OF YEAR                148,503         65,758      107,534

CASH, END OF YEAR                  $   222,318     $  148,503   $   65,758
										                         ============    ===========  ============

SUPPLEMENTAL SCHEDULE OF CASH
FLOW INFORMATION:
Interest paid                     $     78,665     $   86,688   $   65,188
Income taxes paid                 $     12,443     $    7,636   $   11,900


SUPPLEMENTAL SCHEDULE OF NON - CASH
INVESTING AND FINANCING ACTIVITIES:
Reclassification of machines held
for rental	from inventory to
equipment                         $     34,132     $     12,630 $   17,069


See accompanying independent auditors' report and notes to consolodated financial statements.

                                       -13-
-----------------------------------------------------------------------------
                 DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

Note 1  -  	Business description

The Company develops, manufactures and markets Diapulser Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and on prescription in a patients' home. A number of insurance companies reimburse for treatment.

Note 2 -	Summary of significant accounting policies

A summary of the Company's significant accounting policies are as follows:

Principles of consolidation

The consolidated financial statements include the accounts of Diapulse Corporation of America and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The companies are collectively referred to hereafter as the "Company".

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and components and the specific identification method for finished goods.

The Company classifies machinery which has never been rented and held for sale as inventory.

Equipment

Equipment is stated at cost and is being depreciated on a straight-line basis over the estimated useful lives of the related assets.

Income taxes

During 1993, the Company adopted FAS No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Financial statements for prior years have not been restated and the cumulative effect of the accounting change would not be material.


                                  -14-
-----------------------------------------------------------------------------
                DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993


Note 2 -	Summary of significant accounting policies (continued)

Earnings per common share

Earnings per common share is based on the weighted average number of common shares outstanding during each of the periods presented.

Note 3 -	Trade accounts receivable - Medicare

At December 31, 1993 accounts receivable included approximately $619,000 of Medicare claims from covered individuals for rentals of Diapulses' self-administered medical treatment at home, and from nursing homes for treatments administered to covered individuals. The Company filed several claims with Medicare for which no significant reimbursements had been received in 1993. The Company subsequently withdrew its claims pertaining to treatments administered at nursing homes and removed such amounts from their accounts receivable. Since such treatments were administered by a nurse rather than a physical therapist, Diapulse was ineligible for reimbursement from Medicare for these procedures. The nursing homes are filing claims for
reimbursement for these treatments.   If the Company is subsequently
reimbursed for these claims, it will recognize such amounts as income. As to the remaining claims, in order to effect payment, the Company instituted the administrative procedure of requesting a hearing with a Medicare hearings officer, and if necessary, appealed the findings of the hearings officer with an administrative law judge of the Social Security Administration. To date, one-hundred such cases have been adjudicated, with the Company receiving totally favorable decisions from the administrative law judge and Medicare hearing officer and full reimbursement in all one-hundred cases.

At December 31, 1995 and 1994 accounts receivable included approximately $427,797 and $273,000 respectively, of Medicare claims from covered individuals for rentals of Diapulse's self-administered medical treatment at home. The Company has instituted the administrative procedures necessary in order to receive payment against these accounts receivables.

During the fourth quarter of 1995 and 1994, the Company charged to operations $496,000 and $293,000, respectively, for write-offs of accounts receivable. These amounts consisted of $496,000 in 1995 and $293,000 in 1994 of direct write-offs. The accounts receivable write-offs were charged to sales. Excluding these write-offs, sales for 1995 and 1994 would be $1,782,286 and $1,528,729, respectively.


                                  -15-
----------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992


Note 4 -	Related party transactions

Related party transactions consisted of the following:

Due to officers/stockholders and former officer

During January 1993, the President/principal stockholder of the Company extended to January 1, 1995 the due date of $977,350 of amounts due him. During December 1994 the due date was extended to January 1, 1996. During December 1995 the due date was extended to January 1, 1997. The interest rate shall be prime (eight and one half percent at December 31, 1995) plus two percent, compounded monthly.

Amounts due under this note could be accelerated if the Company's annual net income exceeds $250,000 prior to the scheduled maturity date. However, the stockholder has agreed not to demand repayment prior to January 1, 1997.

In addition, the President has granted the Company an unconditional right to offset any commission advances to his son and an unrelated salesperson, aggregating $367,993 as of December 31, 1995, that may become uncollectible.

In October 1992 two officers/stockholders purchased 208,101 common share of the Company for $130,063, which was paid for by a reduction of the amounts due to them.

Amounts due to officers, stockholders and a former officer at December
31, 1995	and 1994 consisted of the following:

                                                     December 31,
                                               -----------------------
                                                   1995 		 1994
                        						                 -----------  ----------
Cash advances	                                 $  133,820   $  286,986
Accrued salaries                                  609,463      628,758
Accrued interest                                  884,755      747,648
                                               -----------  ----------
    Total amount due                            1,628,038    1,663,392

Less: Long-term portion                           977,350      977,350
Total Amount Due, Net of	                      -----------  ----------
Long-Term Portion                              $  650,688   $  686,042
                         					                 ===========  ==========

Accounts payable and accrued liabilities at December 31, 1995 and 1994 included $111,845 and $104,060, respectively, due to individuals relating to the principle stockholder.


                                   -16-
----------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

Note 4 -	Related party transactions (continued)

Due from related parties

One of the Company's directors who is a son of the President serves as an independent sales representative for the Company. In addition, another son of the President also served as an independent sales representative for the Company until April 1993. Commissions earned by these individuals during 1995, 1994 and 1993 were approximately $53,800, $80,800, and $77,500, respectively. In addition, the Company had outstanding advances to these representatives of approximately $199,000, $171,000 and $133,200 at December 31, 1995, 1994 and 1993,
respectively.

Note 5 -	Inventories

Inventories at December 31, 1995 and 1994 consisted of the following:

                                                    December 31,
                                            __________________________
                                                 1995        		 1994
                                            ------------- ------------
Parts, components and subassemblies	        $    204,384  $    316,317
Finished goods	                                  301,336       263,738
Finished goods, rental and loaner machines       236,481       202,349
						                                      ------------- ------------
Total inventories                                742,201       782,404

Less: Inventories in fixed assets (Note 6)      (236,481)     (202,349)
                                            ------------- -------------
Total inventories for resale                     505,720       580,055

Less: Inventory reserve                           47,000        47,000
                                            ------------  -------------
Total Inventories                           $    458,720  $    533,055
                                            ============  ============


The Company's inventory quantities have historically exceeded its annual sales quantities. The Company is attempting to expand its distribution network, which if attained should increase the movement of inventory.



                                    -17-
----------------------------------------------------------------------------
              DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993


Note 6 -	Equipment

Equipment at December 31, 1995 and 1994 consisted of the following:


                                             December 31,
                                        1995        		 1994
                                     -----------   -----------
Rental equipment	              			   $  236,481 		 $   202,349
Autos				                                 5,000          5,000
Furniture and fixtures      				         58,262         56,867
Machinery and equipment				               7,875 	        7,306
Office equipment	           			           6,465 		       5,235
Computer equipment         				           7,829 		       5,371
                                    -----------    -----------
Totals                                  321,912        282,128

Less: Accumulated depreciation				      134,061 	 	    111,248
                                    -----------    -----------
Total Equipment Less Accumulated
Depreciation	                       $   187,851 	  $   170,880



Note 7 -	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at December 31, 1995 and 1994 consisted of the following:


                                                      		 December 31,
                                                     	 1995      1994


Accrued payroll and interest thereon (non-officers) $ 216,059		 $ 214,991
Accrued commissions payable			                	       215,310     240,993
Accounts payable and other accrued liabilities			          86      26,856
Corporation taxes payable		                 		         19,203       6,500
                                                    ----------  ----------

			Total Accounts Payable and	Accrued Liabilities	 $  450,658 	 $ 489,340



Interest is payable on accrued payroll at two percent above the prime rate in 1995 and 1994, respectively. The effective annual rate for 1995 and 1994 was 11.0% and 10.5%, respectively.


                                 -18-
-----------------------------------------------------------------------------
             DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993



Note 8 -	Commitments

The Company leases its office facility under a lease that expires in 1996. Future minimum payments through the end of the lease term are as follows:


                         	1996              	$	111,360
                                             ---------
                         	Total             	$	111,360
                                             =========

Rent expense was approximately $108,000 in 1995, $104,000 in 1994 and $100,000 in 1993.

Note 9 -	Income taxes

The annual provision for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to the pre-tax income as follows:

                               		 1995 	 	%		    1994   	%		    1993 	   	%
											                    --------  ---   -------  ---   --------   ---
Computed tax at maximum rate   $ 22,500  34%		 $60,000  34%		 $ 15,250 		34%

State income taxes, net of
Federal income tax effect         2,500 		4%	    4,500 		4%      7,750 	17.30%

Tax benefit of operating loss
carryforward	                       - 		  0%   (53,500)	-23%   (11,000)-24.50%
                               --------  ---   -------- ----   -------- ------

Provision For Income Taxes		  $  25,000   38%  $11,000		15%   $ 12,000 	26.80%



                                       -19-
-----------------------------------------------------------------------------
                 DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993


Note 9 -	Income taxes (continued)

Deferred tax assets (liabilities) at December 31, 1995 and 1994 consisted of the following:

                                                  December 31,
                                                 1995       		1994
Deferred tax assets:
	Accrued salaries	                     		   $  382,000 		 $  311,000
	Accrued commissions			                         82,000        42,000
	Allowance for doubtful accounts	    		         24,000 	      24,000
                                            ----------    ----------
			Gross deferred tax assets	                  488,000       377,000

Deferred tax liabilities:
	Accumulated depreciation	            		       (10,000)      (10,000)


			Net deferred tax assets before
			  valuation allowance	                      478,000       367,000

Deferred tax assets valuation allowance	      (478,000)     (367,000)
                                            -----------  ------------
Net Deferred Tax Assets	                    $      -      $      -
                                            ===========  ============



Note 10 - Bank line of credit

During 1994 the Company established a line of credit with Citibank for $20,000. At December 31, 1994 the Company had drawn down $19,000 on this line of credit. This loan was satisfied in full in 1995.


Note 11 -	Prior period adjustments

Certain errors, resulting in an understatement of previously reported assets and liabilities were discovered during the year. Correction of these errors resulted in a decrease of previously reported net income for 1994 amounting to $8,439; and an increase of previously reported net income for 1993 amounting to $21,992. The 1994 and 1993 Statements of Operations have been restated for the effect of correcting these errors.

The following schedule details the nature and amount of each error:


Understatement of commision advances                     $  30,813
Understatement of due to officers/stockholders             (73,093)
                                                         ----------
                                                         $ (42,280)
                                                         ==========

                                       -20-
-----------------------------------------------------------------------------
                  DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993


Note 12 -	Supplementary operating statement information

Advertising and promotion costs were approximately $14,500 in 1995, $11,500 in 1994 and $16,000 in 1993.


SELECTED FINANCIAL DATA:
                                               Year Ended December 31,
                                      1994         1993
                           1995    as restated  as restated	 1992	       1991
Net revenues:
  Rentals and sales    $1,286,774  $1,235,729  $1,264,966  $766,906  $670,732

  Income (loss) before
   extraordinary item      59,319     110,447      54,788  (59,182)    5,611
  Net income (loss)        59,319     110,447      54,788  (59,182)    5,611

  Income (loss) before
   extraordinary item
   per share                0.01         0.03        0.01     (0.02)       -
  Net income (loss)
   per share                0.01         0.03        0.01     (0.02)       -

At year end:
  Total assets          2,112,507   2,146,224   2,427,005 1,048,701   949,635
  Long-term obligations   977,350     977,350     977,350   865,205   750,000
  Working capital         596,108     582,870     551,528   292,744   289,927
  Stockholders' equity
   (deficiency)            33,811     (25,508)   (137,010) (488,755) (429,573)
  Cash dividends
   paid per share             -           -           -         -         -






                                      -21-
-----------------------------------------------------------------------------




                                         SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



			DIAPULSE CORPORATION OF AMERICA
			                      Registrant



     By:
//			Jesse Ross - President