Form 10-Q
period 1996-03-31
DIAPULSE CORP OF AMERICA
filed 1996-05-15
CIK 28742

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996		    Commission File Number Q-3052
- ------------------------------------      ------------------------------



                   Diapulse Corporation of America
                --------------------------------------
        (Exact name of registrant as specified on its charter)





            Delaware                             13-5671992
   --------------------------------         -------------------
   (State or other jurisdiction of)            (I.R.S. Employer
    incorporation of organization)         Identification Number)



        321 East Shore Road
        Great Neck, New York                       11023
   --------------------------------         --------------------
    (Address of principal offices)              (Zip Code)


Registrant's telephone number,
including area code                           	(516) 466-3030
                                            --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              	Yes   X	No
                                  -----   -----

As of March 31, 1996 there were 3,956,448 shares of common stock outstanding.

- --------------------------------------------------------------------------------
                      Accountants' Compilation Report
                      -------------------------------


To the Board of Directors
Diapulse Corporation of America and Subsidiary
Great Neck, New York

We have compiled the accompanying consolidated balance sheet of Diapulse Corporation of America and Subsidiary (a Delaware corporation) as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying consolidated financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit the consolidated statements of accumulated deficit and substantially all of the disclosures required by generally accepted accounting principles. If the omitted statements and disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these consolidated financial statements are not designed for those who are not informed about such matters.

The consolidated balance sheet as of December 31, 1995, was audited by us, and we expressed an unqualified opinion on it in our report dated March 7, 1996, but we have not performed any auditing procedures since that date.



/s/ Schwaeber Sloane Schulman & Co., P.C.


Great Neck, New York
May 9, 1996
                                   -1-

- --------------------------------------------------------------------------------
             DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
             ----------------------------------------------
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------


                                             March 31,     Dec. 31,
                                               1996          1995
                                           (Unaudited)    (Audited)
                                           -----------    ---------

                              A S S E T S
                              -----------

Current assets:
  Cash and cash equivalents                 $  150,278     $  222,318
  Commission  advances                         306,999        238,543

Accounts receivable, net of allowances
for doubtful accounts of $60,000 at March
31, 1996 and December 31, 1995                 967,382        777,873

Inventories                                    458,513        458,720
                                            ----------    -----------

     Total current assets                    1,883,172      1,697,454

Commission advances, net of current
portion                                        198,948        198,948

Equipment, net of accumulated depreciation
and amortization of $136,928 at March 31,
1996 and $134,061 at December 31, 1995         184,985        187,851

Other assets - sundry                           27,254         28,254
                                            ----------     ----------
     Total Assets                           $2,294,359     $2,112,507
                                            ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses     $  507,187     $  450,658
  Due to officers and former officer           691,811        650,688
                                            ----------     ----------

     Total current liabilities               1,198,998      1,101,346

Due to officer - long term portion             977,350        977,350
                                            ----------     ----------
     Total liabilities                       2,176,348      2,078,696
                                            ----------     ----------
Stockholders' equity:
 Common stock - $.025 par value;
  authorized 6,000,000 shares, issued
  3,956,448 shares                              98,911         98,911
Additional paid-in capital                   2,131,426      2,131,426
Accumulated deficit                         (2,102,984)    (2,187,184)
                                            ----------     ----------
                                               127,353         43,153
Less: Treasury stock of 5,328 shares
at March 31, 1996 and  December 31, 1995,
at cost                                          9,342          9,342
                                            ----------     ----------
     Total stockholders' equity                118,011         33,811
                                            ----------     ----------
     Total Liabilities and
      Stockholders' Equity                  $2,294,359     $2,112,507
                                            ==========     ==========

                     See accountants' compilation report.

- --------------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
               ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                               (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               1996            1995
                                            -----------    -----------
Net sales and rentals (see management
 discussion note)                           $   435,172    $  255,253

Cost of sales and rentals                        18,483        10,869
                                            -----------    ----------

     Gross margin                               416,689       244,384
                                            -----------    ----------
Operating expenses:
  Selling, general and administrative           252,954       164,173

Interest expense                                 49,110        44,328
                                            -----------    ----------

     Total operating expenses                   302,064       208,501
                                            -----------    ----------
     Net operating income                       114,625        35,883

Interest and other income                        12,951           437
                                            -----------    ----------
     Net income before provision for
      income taxes                              127,576        36,320

Provision for income taxes                       43,376        25,000
                                            -----------    ----------
     Net Income                             $    84,200    $   11,320
                                            ===========    ==========

     Earnings Per Share                     $     0.021    $    0.003
                                            ===========    ==========
     Weighted Average
     Number Of Common
     Shares Outstanding                       3,956,448     3,956,448
                                            ===========    ==========

                     See accountants' compilation report.

- --------------------------------------------------------------------------------
              DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
              ----------------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                              (Unaudited)
                              -----------

                                               Three Months Ended
                                                    March 31,
                                                1996         1995
                                             ----------   ----------

Cash flows from operating activities:
  Net income                                 $   84,200   $   11,320
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 2,866        2,297
    Changes in operating assets and
     liabilities:
      (Increase) decrease in accounts
      receivable                               (189,509)      42,022
      Increase in commission advances           (68,456)     (96,855)
      Decrease in inventories                       207        2,279
      Decrease in other assets                    1,000        1,300
      Increase in accounts payable and
        accrued expenses                         56,529       18,218
                                              ---------    ---------
         Total adjustments                     (197,363)     (30,739)

         Net cash (provided) used by
          operating activities                 (113,163)     (19,419)
                                              ---------    ---------
Cash flows from financing activities:
        Net increase (decrease) in due to
         officers' and former officer            41,123         (742)
                                              ---------    ---------
        Net cash provided (used) by
         financing activities                    41,123         (742)
                                              ---------    ---------
       Net decrease in cash and cash
        equivalents                             (72,040)     (20,161)

Cash and cash equivalents - beginning of
 period                                         222,318      148,503
                                              ---------    ---------

Cash and Cash Equivalents - End of Period     $ 150,278    $ 128,342
                                              =========    =========

                    See accountants' compilation report.

- -------------------------------------------------------------------------------
              DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
              ----------------------------------------------
      SELECTED INFORMATION -- SUBSTANTIALLY ALL DISCLOSURES REQUIRED
      --------------------------------------------------------------
       BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED
       ------------------------------------------------------------


1. Basis of presentation
   ---------------------

   The consolidated balance sheet of Diapulse Corporation of America and Subsidiary as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on it in our report dated March 7, 1996, but we have not performed any auditing procedures since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1995. Results of operations for the three month period are not necessarily indicative of results of operations for the corresponding years.

2.	Inventories
   -----------
                                                March 31,     Dec. 31,
                                                  1996          1995
                                               ----------    ---------
       Parts, components and subassemblies     $ 204,177     $ 204,384
       Finished goods                            301,336       301,336
       Finished goods, rental and loaner
        machines                                 236,481       236,481
                                               ---------     ---------
            Total inventories                    741,994       742,201

       Less: Inventories in fixed assets        (236,481)     (236,481)
                                               ---------     ---------
            Total inventories for resale         505,513       505,720

       Less: Inventory reserve                    47,000        47,000
                                               ---------     ---------
            Total Inventories                  $ 458,513     $ 458,720
                                               =========     =========

- -------------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
               ----------------------------------------------
                   MANAGEMENT DISCUSSION AND ANALYSIS OF
                   -------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

Results of operations
- ---------------------
Net sales for the current three months increased by $179,919 to $435,172 from last year's comparable three months of $255,253.Operating expenses for the current three months increased to $302,064 from last year's comparable three months of $208,501. Interest expense represents the accrual of interest on the debt to officers, former officer and employees.

Liquidity and capital resources
- -------------------------------

As of March 31, 1996, the Company had working capital of $684,174 and a current ratio of approximately 1.57 to 1. This represents an increase in working capital since December 31, 1995 of $88,066.

The Company expanded its distribution channels in the United States and therefore realized an improvement in revenues and profitability. The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.

- -----------------------------------------------------------------------------
                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 11 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAPULSE CORPORATION OF AMERICA
- -------------------------------
Registrant


/s/ Jesse Ross
- ----------------------------
    Jesse Ross,  President


/s/ Gladys Ross
- ---------------------------------------------
    Gladys Ross,  Acting Corporate Secretary


Date: May 9, 1996

- -------------------------------------------------------------------------------