Form 10-Q
period 1996-06-30
DIAPULSE CORP OF AMERICA
filed 1996-08-14
CIK 28742

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30 , 1996	    Commission File Number Q-3052
- ------------------------------------      ------------------------------



                   Diapulse Corporation of America
                --------------------------------------
        (Exact name of registrant as specified on its charter)





            Delaware                             13-5671992
   --------------------------------         -------------------
   (State or other jurisdiction of)            (I.R.S. Employer
    incorporation of organization)         Identification Number)



        321 East Shore Road
        Great Neck, New York                       11023
   --------------------------------         --------------------
    (Address of principal offices)              (Zip Code)


Registrant's telephone number,
including area code                           	(516) 466-3030
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

As of June 30, 1996 there were 3,956,448 shares of common stock outstanding.

- --------------------------------------------------------------------------------
             DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                                             June 30,     Dec. 31,
                                               1996         1996
                                           (Unaudited)    (Audited)
                                           -----------    ---------
                              A S S E T S
                              -----------
Current assets:
  Cash and cash equivalents                 $  136,270     $  222,318
  Commission  advances                         279,047        238,543

Accounts receivable, net of allowances
for doubtful accounts of $60,000 at June
30, 1996 and December 31, 1995               1,171,991        777,873

Inventories                                    458,381        458,720
                                            ----------    -----------
     Total current assets                    2,045,689      1,697,454

Commission advances, net of current portion    198,948        198,948

Equipment, net of accumulated depreciation
and amortization of $139,795 at June 30,
1996 and $134,061 at December 31, 1995         182,118        187,851

Other assets - sundry                           27,254         28,254
                                            ----------     ----------
     Total Assets                           $2,454,009     $2,112,507
                                            ==========     ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses     $  578,846     $  450,658
  Due to officers and former officer           721,163        650,688
                                            ----------     ----------
     Total current liabilities               1,300,009      1,101,346

Due to officer - long term portion             977,350        977,350
                                            ----------     ----------
     Total liabilities                       2,277,359      2,078,696
                                            ----------     ----------
Stockholders' equity:
 Common stock - $.025 par value;
  authorized 6,000,000 shares, issued
  3,956,448 shares                              98,911         98,911
Additional paid-in capital                   2,131,426      2,131,426
Accumulated deficit                         (2,044,345)    (2,187,184)
                                            ----------     ----------
                                               185,992         43,153
Less: Treasury stock of 5,328 shares at
June 30, 1996 and December 31, 1995, at cost     9,342          9,342
                                            ----------     ----------
     Total stockholders' equity                176,650         33,811
                                            ----------     ----------
     Total Liabilities and
      Stockholders' Equity                  $2,454,009     $2,112,507
                                            ==========     ==========

- --------------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
               ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------



                                                 Six Months Ended
                                                     June 30,
                                               1996            1995
                                            -----------    -----------
Net sales and rentals (see management
 discussion note)                           $   915,835    $  838,602

Cost of sales and rentals                        35,886        18,981
                                             -----------    ----------

     Gross margin                               879,949       819,621
                                              -----------    ----------
Operating expenses:
  Selling, general and administrative           578,248       519,349

Interest expense                                 99,094        88,683
                                             -----------    ----------

     Total operating expenses                   677,342       608,032
                                             -----------    ----------
     Net operating income                       202,607       211,589

Interest and other income                        13,815         1,005
                                             -----------    ----------
     Net income before provision for
      income taxes                              216,422       212,594

Provision for income taxes                       73,583        81,360
                                             -----------    ----------
     Net Income                             $   142,839    $  131,234
                                             ===========    ==========

     Earnings Per Share                     $     0.036    $    0.034
                                             ===========    ==========
     Weighted Average Number Of Common
      Shares Outstanding                      3,956,448     3,907,732
                                             ===========    ==========

- --------------------------------------------------------------------------------
              DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
              ----------------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------



                                                 Six Months Ended
                                                    June 30,
                                                1996         1995
                                             ----------   ----------

Cash flows from operating activities:
  Net income                                 $  142,839   $  131,234
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 2,733        5,735
    Changes in operating assets and
     liabilities:
      (Increase) decrease in accounts
      receivable                               (394,118)    (100,553)
      Increase in commission advances           (40,504)       4,771
      Decrease in inventories                       339      (25,241)
      Decrease in other assets                    1,000        7,830
      Increase in accounts payable and
        accrued expenses                        128,188       41,491
                                               ---------    ---------
         Total adjustments                      (29,362)       4,649

         Net cash (provided) used by
          operating activities                 (156,523)     135,883
                                               ---------    ---------
Cash flows from financing activities:
        Net increase (decrease) in due to
         officers' and former officer            70,457       (3,928)
                                               ---------    ---------
        Net cash provided (used) by
         financing activities                    70,475      (22,928)
                                               ---------    ---------
       Net decrease in cash and cash
        equivalents                             (86,048)     115,155

Cash and cash equivalents - beginning of
 period                                         222,318      148,503
                                               ---------    ---------

Cash and Cash Equivalents - End of Period     $ 136,270    $ 263,658
                                               =========    =========

- -------------------------------------------------------------------------------
              DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
              ----------------------------------------------
      SELECTED INFORMATION -- SUBSTANTIALLY ALL DISCLOSURES REQUIRED
      --------------------------------------------------------------
       BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED
       ------------------------------------------------------------


1. Basis of presentation
   ---------------------

   The consolidated balance sheet of Diapulse Corporation of America and Subsidiary as of June 30, 1996, and the related consolidated statements of operations and cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on it in our report dated March 7, 1996, but we have not performed any auditing procedures since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1995. Results of operations for the six month period are not necessarily indicative of results of operations for the corresponding years.

2. Inventories
   -----------
                                                June 30,      Dec. 31,
                                                  1996          1995
                                               ----------    ---------
       Parts, components and subassemblies     $ 204,045     $ 204,384
       Finished goods                            301,336       301,336
       Finished goods, rental and loaner
        machines                                 236,481       236,481
                                               ---------     ---------
            Total inventories                    741,994       742,201

       Less: Inventories in fixed assets        (236,481)     (236,481)
                                                ---------     ---------
            Total inventories for resale         505,513       505,720

       Less: Inventory reserve                    47,000        47,000
                                                ---------     ---------
            Total Inventories                  $ 458,381     $ 458,720
                                                =========     =========

- -------------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
               ----------------------------------------------
                   MANAGEMENT DISCUSSION AND ANALYSIS OF
                   -------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

Results of operations
- ---------------------
Net sales for the current six months increased by $208,257 to $915,835 from last year's comparable six months of $707,578. Operating expenses for the current six months increased to $677,342 from last year's comparable six months of $496,840. Interest expense represents the accrual of interest on the debt to officers, former officer and employees.



Liquidity and capital resources
- -------------------------------
As of June 30, 1996, the Company had working capital of $745,680 and a current ratio of approximately 1.57 to 1. This represents an increase in working capital since December 31, 1995 of $149,572.

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


DIAPULSE CORPORATION OF AMERICA
- -------------------------------
Registrant


/s/ Jesse Ross
- ----------------------------
    Jesse Ross,  President


/s/ Gladys Ross
- ---------------------------------------------
    Gladys Ross,  Acting Corporate Secretary


Date: August 14, 1996

- -------------------------------------------------------------------------------