Form 10-Q
period 1996-09-30
DIAPULSE CORP OF AMERICA
filed 1996-11-19
CIK 28742

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996		      Commission File Number Q-3052
-----------------------------------------       -----------------------------

                       Diapulse Corporation of America
                       -------------------------------
            (Exact name of registrant as specified on its charter)


                 Delaware                                          13-5671991
        ------------------------------                          ---------------
      (State or other jurisdiction of)                        (I.R.S. Employer
       incorporation of organization                      Identification Number)



           	321 East Shore Road
            Great Neck, New York                                    11023
        ------------------------------                          --------------
         (Address of principle offices)                           (Zip Code)


Registrant's telephone number,
including area code					                         (516) 466-3030


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            						Yes   X       	No
                                      --------      --------


As of September 30, 1996 there were 3,956,448 shares of common stock outstanding.

<Page 1>
-----------------------------------------------------------------------------
              DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                                   				Sept. 30,     	Dec. 31,
                                               							   1996           1995
                                                     (Unaudited)     (Audited)
                                                    ------------   ------------
               A S S E T S
Current assets:
    Cash and cash equivalents                    				$  126,355    	$  222,318
    Commissions advances		             	                353,017	       238,543
    Accounts receivable, net of allowances for
     doubtful accounts of $60,000 at June 30, 1996
     and December 31, 1995			                      		 1,206,532	       777,873
     Inventories						                                  478,834        458,720
                                                    ------------    -----------
       	Total current assets	                     			 2,164,738      1,697,454

Commission advances, net of current portion		           198,948   	    198,948

Equipment, net of accumulated depreciation and
   amortization of $142,662 at Sept 30, 1996 and
   $134,061 at December 31, 1995                        179,251        187,851

Other assets - sundry                                    28,254         28,254
                                                    ------------    -----------
        Total Assets                                 $2,571,191     $2,112,507
                                                    ============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses            $  628,333     $  450,658
    Dues to officers and former officers                742,456        650,688
                                                    ------------    ----------
        Total current liabilities                    $1,370,789     $1,101,346

Due to officer - long term portion                      977,350        977,350
                                                    ------------    -----------
        Total liabilities                            $2,348,139     $2,078,696
                                                    ------------    -----------
Stockholders' equity:
     Common stock - $0.25 par value; authorized
      6,000,000 shares, issued 3,956,448 shares          98,911         98,911
     Additional paid-in capital                       2,131,426      2,131,426
     Accumulated deficit              			            (1,997,943)    (2,187,184)
                                                    ------------    -----------
                                  						                232,394         43,153
      Less: Treasury stock of 5,328 shares at Sept
       30, 1996 and December 31, 1995, at cost            9,342          9,342
                                                    ------------    -----------
         Total stockholders' equity                     223,052         33,811
                                                    ------------    -----------
         Total Liabilities and Stockholders' Equity  $2,571,191     $2,112,507
                                                    ============    ===========
<Page 2>
-------------------------------------------------------------------------------
                  DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                 							Nine Months Ended
                                              							     September 30,
                                   						               1996            1995
                                                    ------------   ------------
Net sales and rentals (see                           $1,269,987    	$1,262,765
  management discussion note)

Cost of sales and rentals	          			                  44,412         39,654
                                                    ------------   ------------
          Gross Profit               				            $1,225,575     $1,223,111

Operating Expenses:
     Selling, general and administrative                803,708        695,680
     Interest expense			                           		   149,738        132,767
                                                    ------------   ------------
           Total operating expenses			                  953,446    	   828,447
                                                    ------------   ------------
	  Net operating income		                          		   272,129    	   394,664

Interest and other income		                       		     14,598	        17,484
                                                    ------------   ------------
          Net income before provision for
           income taxes			                          	   286,727   	    412,148
                                                    ------------   ------------
Provision for income taxes				                           97,487        140,523
                                                    ------------   ------------
          Net Income                  			              $189,240       $271,625
                                                    ============   ============

          Earnings Per Share                          $   0.048     $    0.070
                                                    ------------   ------------
     	    Weighted Average
          Number of Common
    	     Shares Outstanding	                         3,956,448      3,907,732
                                                    ------------   ------------
<Page 3>
------------------------------------------------------------------------------
                 DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  								Nine Months Ended
                                               								      September 30,
                                     							              1996         1995
                                                    ------------   ------------
Cash flows from operating activities:
    Net Income                         						        $  189,240     $  271,625
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization		              		   8,601          8,602
        Prior period adjustment of accounting error                     30,812
         Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable   (428,659)      (265,606)
             (Increase) in commission advances         (114,474)       (46,770)
             Increase in inventories                    (20,114)       (25,193)
             Decrease in other assets                       -           (1,000)
             Increase (Decrease) accounts payable and
             accrued expenses                           177,675        (38,900)
             Increase in accrued income taxes               -          135,280
                                                      ----------    -----------
             Total adjustments                         (376,971)      (202,775)
                                                      ----------    -----------
              Net cash (provided) used by
               operating activities                    (187,731)        68,850

Cash flow from investing activities:
     Capital expenditures                                   -            1,800
                                                      ----------    -----------
     Net cash provided by investing activities              -            1,800
                                                      ----------    -----------
Cash flow from investing activities:
    Net borrowing under bank line of credit                 -          (19,000)
    Net increase (decrease) in due to
      officers'and former officer                        91,768        (59,751)
                                                      ----------    -----------
      Net cash provided (used) by financing activities   91,768        (78,751)
                                                      ----------    -----------
           Net decrease in cash and cash equivalents    (95,963)       (11,701)

Cash and cash equivalents - beginning of period         222,318        148,503
                                                      ----------    -----------
Cash and cash equivalents - end of period            $  126,355      $ 136,802
                                                     ===========    ===========

<Page 4>
-----------------------------------------------------------------------------
               DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
         SELECTION INFORMATION - SUBSTANTIALLY ALL DISCLOSURES REQUIRED
          BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED


1.	Basis of presentation

	The consolidated balance sheet of Diapulse Corporation of America and
 Subsidiary as of	September 30, 1996, and the related consolidated statements of
 operations and cash flows 	for the nine months ended September 30, 1996 and
 1995, have been prepared by the 	Company without audit.  The balance sheet for
 the year ended December 31, 1995, was 	audited and an unqualified opinion was
 expressed in the report dated March 7, 1996, but	no auditing procedures have
 been performed since that date.  In the opinion of management, all adjustments
 (which include only normal recurring adjustments) necessary 	to present fairly
 the financial position, results of operations and changes in cash flows for
	the nine months ended September 30, 1996 and for all periods presented have
 been made.  	Certain	information and footnote disclosures normally included in
 financial statements 	prepared in accordance with generally accepted principles
 have been omitted. It is	suggested that these consolidated statement be read in
 conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders.
 There have been no changes of significant accounting 	policies since December
 31, 1995.  Results of operations for the nine month period are not 	necessarily
 indicative of results of operations for the corresponding years.

2.	Inventories


                                     							September 30,	     Dec. 31,
                                   		   					    1996       	    1995
                                            ------------     ------------
  		Parts, components and subassemblies	      $ 243,697       	$ 204,384
  		Finished goods		                    		      282,229          301,336
  		Finished good, rental and loaner machines   236,389          236,481
                                            ------------     ------------
     			Total inventories		                     762,315          742,201

 		Less: Inventories in fixed assets	       	  (236,481)      	 (236,481)
                                            ------------     ------------
         Total inventories for resale           525,834          505,720

 		Less: inventory reserve			                    47,000       	   47,000
                                            ------------     ------------
          Total inventories	                 	$ 478,834        $ 458,720
                                            ============     ============

<Page 5>
---------------------------------------------------------------------------
               DIAPULSE CORPORARY OF AMERICA AND SUBSIDIARY
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations
---------------------------
Net sales for the current nine months increased by $7,222 to $1,269,987 from last year's comparable nine months of $1,262,765. Operating expenses for the current nine months increased to $949,196 from last year's comparable nine months of $828,447. Interest expense represents the accrual of interest on the debt to officers, former officers and employees.


Liquidity and capital resources
------------------------------------
As of September 30, 1996, the Company had working capital of $796,774 and a current ration of approximately 1.58 to 1. This represents an increase in working capital since December 31, 1995 of $200,666.

The Company expanded its distribution channels in the United States and therefore realized an improvement in revenues and profitability. The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.

<Page 6>

-----------------------------------------------------------------------------


                                 SIGNATURES
                                ------------

Pursuant to the requirements of Section 11 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						DIAPULSE CORPORATION OF AMERICA
    ----------------------------------
          						Registrant



/s/         Jesse Ross
       -------------------------------
						      Jesse Ross, President


/s/         Gladys Ross
       ----------------------------------------
       Gladys Ross, Acting Corporate Secretary