Form 10-K
period 1996-12-31
DIAPULSE CORP OF AMERICA
filed 1997-05-09
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934 for the Year Ended December 31, 1996

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
                                  -----
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 25, 1997 as reported by an independent market maker.
                                  $2,971,389


Number of shares outstanding of each of the registrant's classes of common stock as of March 25, 1997
                                  $3,961,852



                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

-------------------------------------------------------------------------------
                        Diapulse Corporation of America
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                       PART I.


                                                                    Page
                                                                  --------
Item 1.   Business                                                    1

Item 2.	  Properties                                                  2

Item 3.   Legal Proceedings                                           2

Item 4.   Submission of Matters to a vote of Security Holders         2


                                      PART II.


Item 5.   Market for registrant's Common Equity and Related
          Stockholder Matters                                         3

Item 6.   Selected Financial Data                                     3

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        4-5

Item 8.   Financial Statements and Supplementary Data                 5

Item 9.	 Changes in Disagreements with Accountants on
          accounting and Financial Disclosure                         5


                                  PART III.

Item 10.  Directors and Executive Officers of the Registrant          6

Item 11.  Executive Compensation                                      6

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  7

Item 13.  Certain Relationships and Related Transactions              7



                                     PART IV.


Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K                                                  8

Signatures                                                             9

         Financial Statements                                    F-1 to F-16

-------------------------------------------------------------------------------
                                      PART  I

ITEM 1.    	Business


The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and on prescription in a patients' home. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since its last filing for the year ended December 31, 1995.

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

The Registrant rents and sells Diapulse machines to hospitals, nursing homes and physicians, and rents its equipment to individuals covered by Medicare and private insurance companies whose claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance and reimbursements have been received from Medicare following administrative procedures to receive such reimbursement.

Backlog - The Registrant has sufficient inventory of complete units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

Patents - The Registrant has patents whose rights thereunder expire in 1999. New patents (patents pending) have been applied for in 1996.

Employees - The Registrant has forty-two full-time and part-time employees and commission salesmen.



                                    -1-
-----------------------------------------------------------------------------
ITEM 2.	Properties

The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 1998 at an annual rental of approximately $111,360 under a lease entered into during the year ended December 31, 1991. The premises are used as the national and international headquarters of the Company, as well as for research and development. The Registrant does not lease or own any other premises.

ITEM 3.	Legal Proceedings

None to be reported.


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

                                 Quarter Ended
____________________________________________________________________________
                        1996                        1995
               _______________________________   ____________________________
                Mar31   Jun30   Sep30   Dec31    Mar31   Jun30   Sep30  Dec31
Common Shares:
  Bid:          $0.56   $1.00   $1.00   $1.00    $1.00   $1.00  $0.50  $1.00
  Ask:          $1.00   $1.25   $1.25   $1.25    $1.25   $1.25  $0.75  $1.25


As of December 31, 1996, there were approximately 1,500 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6. 	Selected Financial Data

The following selected financial data should be read in conjunction with the more detailed financial statements and related notes included elsewhere herein.

SELECTED FINANCIAL DATA:
                                           Year Ended December 31,
                       _______________________________________________________
                           1996       1995       1994       1993       1992
                       __________ ___________ ___________  ________  ________
Net revenues:
  Rentals and sales    $1,688,550  $1,782,286 $1,528,729  $1,264,966  $766,906

Net income (loss)          16,262     59,319    110,447     54,788     (59,182)

  Income (loss)
   per share                0.00       0.01      0.03        O.01      (0.02)

At year end:
  Total assets          2,109,874   2,112,507   2,146,224 1,427,005 1,048,701
  Long-term
   obligations          1,227,350     977,350     977,350   977,350   865,205
  Working capital         291,465     607,667     582,870   551,528   292,744
  Stockholders' equity
   (defict)                50,073     33,811    (25,508)  (137,010)  (488,755)
  Cash dividends
   paid per share             -           -           -         -         -


                                           -3-
-----------------------------------------------------------------------------
ITEM 7.	Management's Discussion and Analysis of Financial Condition and
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

Net Revenues - During 1996 net revenues decreased 5.2% as compared to 1995, primarily as a result of turnover in the Company's sales force. Net revenues increased 16.6% in 1995 from 1994 levels, and increased 20.9% in 1994 from 1993 levels. These increases were primarily attributable to an improved marketing program, expansion of the Registrant's distribution network sales force, as well as a broader rental program.

Cost of Sales - Cost of sales is relatively stable in that it represented approximately 5.8% of net revenues in 1996, as compared to 6.9% of net revenues in 1995, and 5.0% of net revenues in 1994.

Operating Expenses - Operating expenses, exclusive of interest, was about the same in 1996 as it was in 1995. This is a result of the Company's overhead expenses being relatively stable. Operating expenses increased in 1995 by 17.6% over 1994, primarily as a result of an increase in bad debt expense.

Interest Expense - Interest expense, principally due to officers, decreased by approximately 5% from 1995 to 1996, and increased by approximately 25% from 1994 to 1995. The increase and decrease in interest expense is primarily due to changes in the prime rate, to which all the Company's debt is pegged.

Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996 and 1995, the Registrant had working capital of $291,465 and $607,667 respectively.

It is the intention of management to utilize the cash flow from operations to support the financial requirements of the Registrant and the working capital should be sufficient to support future operations. The Registrant has no capital expenditure commitments.


                                    -4-
-----------------------------------------------------------------------------
At December 31, 1996 there was $785,185 of Medicare receivables arising from covered individuals for rentals of Diapulse's self-administered medical treatment at home. When claims are denied, the Company institutes the administrative procedure of requesting a review of the claim, and if necessary, a hearing with a Medicare hearings officer. If the claim has still not been approved the Company appeals the findings of the hearings officer with an administrative law judge of the Social Security Administration. To date, approximately 135 such cases have been adjudicated, with the Company receiving totally favorable decisions from the administrative law judge and Medicare hearing officer in all 135 cases. The Company is awaiting decisions on approximately 200 more cases.


The Registrant considers, and currently used for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

WORKING CAPITAL RATIOS: These ratios measure the Registrant's ability to meet its short-term obligations.

WORKING CAPITAL RATIOS:
                                        1996         1995           1994
                                     _________    _________      _________
     Working capital                 $ 291,465    $ 607,667      $ 582,870
     Current Ratio                    1.4 to 1     1.6 to 1       1.5 to 1
     Quick Ratio                      .56 to 1     .91 to 1       1.0 to 1


ITEM 8.	Financial Statements and Supplementary Data.

Annual Financial Statements.  See Part IV, Item 14 of this Form 10-K


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Not Applicable


                                     -5-
-----------------------------------------------------------------------------
                                  Part III


ITEM 10. Directors and Executive Officers of the Registrant

The executive officers and key employees of the Company are as follows:

        Name                    Age               Title
______________________          ____          _________________________

        Jesse Ross               75                President, Director and
                                                   Chairman of the Board


        David M. Ross            49                Director


        Raymond Evans            60                Director

        Howard Mann              62                Director


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

Howard Mann became a Director of the Company during 1996.

The present term of office for the above directors expires during April 1997.


ITEM 11. Executive Compensation.

Cash Compensation - For the year ended December 31, 1996, no officer received or was entitled to receive $100,000 or more in compensation from the Registrant. The President received no compensation during 1996. No cash bonuses were earned by any of the Registrant's officers during the year.

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

Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 1996.

Name of                  Amount and Nature of               Percent
Beneficial Owner         Beneficial Ownership               of Class
__________________       ______________________             ________
Jesse Ross                          2,220,150     (i)         56.04%
David Ross                             77,600     (i)          1.96%
Raymond Evans                           8,000                  0.20%


All officers and directors as a
 group (3 persons)                  2,305,750                 58.20%

(i)Include certain shares owned by the wives and other relatives of these individuals

ITEM 13.	Certain Relationships and Related Transactions

One of the Company's directors, who is a son of the President, serves as an independent sales representative for the Company. In addition, during 1996 another son of the President began working as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1996, 1995 and 1994 were approximately $87,200, $53,800, and $80,800, respectively. The Company had outstanding advances to these representatives of approximately $233,000, and $199,000 at December 31, 1996 and 1995, respectively.

There are several other individuals that currently work or have worked for the Company that are related to the Pesident. The amounts due these individuals for salaries and commissions, and interest thereon, at December 31, 1996 and 1995 were $210,979 and $216,659, respectively. Salaries and interest incurred for these individuals during 1996, 1995 and 1994 was approximately $44,000, $43,000 and $40,000, respectively.

                                  -7-
-----------------------------------------------------------------------------
                                  Part IV
                                  -------


ITEM 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K


Financial Statements - The financial statements listed in the accompanying Index on page F-1 are filed as part of this annual report.

Financial Statement Schedules - There are no financial statement schedules filed as part of this annual report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of schedules are not present.

Report on Form 8-K - There were no reports filed on Form 8-K during the fourth quarter of 1996.


                                   -8-
-----------------------------------------------------------------------------
                                SIGNATURES
                                ----------


Pursuant to the requirments of Section 13 or 15(d) of the Securites Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIAPULSE CORPORATION OF AMERICA
--------------------------------
          Registrant


By  /s/ Jesse Ross
        ------------------------------
        Jesse Ross - President

Date 4/30/97



                                  -9-
-----------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA

                                      INDEX
                                DECEMBER 31, 1996
                        ---------------------------------






                                      CONTENTS


                                                              PAGE
                                                             ------

Independent Auditors' Report                                   F-2

 BALANCE SHEETS - DECEMBER 31, 1996 AND 1995                 F-3 TO 4

 STATEMENTS OF INCOME FOR THE YEARS
  ENDED DECEMBER 31, 1996, 1995 AND 1994                       F-5

 STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994                 F-6

	STATEMENTS OF CASH FLOWS FOR THE YEARS
  ENDED DECEMBER 31, 1996, 1995 AND 1994                     F-7 TO 8

 NOTES TO FINANCIAL STATEMENTS                               F-9 TO 16



                                    F-1
----------------------------------------------------------------------------
                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheets of Diapulse Corporation of America as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ DAVID BERDON & CO. LLP

Cerified Public Accountants

Great Neck, New York
April 14, 1997


                                     F-2
-----------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                         -------------------------------



                                      Note          1996          1995
                                      -----     -------------  ------------
                  A S S E T (Note 12)

CURRENT ASSETS:
  Cash                                  14      $   150,316    $   222,317
  Current portion of accounts
   receivable, net of allowance for
   doubtful accounts of $18,985 in
   1996 and $60,000 in 1995              3          315,089        777,873
  Inventory                            2 & 5        455,461        458,720
  Commission advances                    4          181,172        238,544
  Other current assets                               21,878         11,559
                                                ------------   ------------
     TOTAL CURRENT ASSETS                         1,123,916      1,709,013


PROPERTY AND EQUIPMENT, AT COST, NET
 OF ACCUMULATED DEPRECIATION           2 & 8        115,762        187,851
                                                ------------   ------------
OTHER ASSETS:
  Accounts receivable, net of
   current portion                       3          620,569            -
  Commission advances, net of
   current portion                     4 & 7        232,932        198,948
  Security deposits                                  16,695         16,695
                                                 -----------   ------------
     TOTAL OTHER ASSETS                             870,196        215,643
                                                 -----------   ------------

     TOTAL ASSETS                                $2,109,874     $2,112,507
                                                 ===========   ============



The accompanying notes are an integral part of these statements.

                                   F-3
------------------------------------------------------------------------------
                    DIAPULSE CORPORATION OF AMERICA

                            BALANCE SHEETS
                       DECEMBER 31, 1996 AND 1995
                    --------------------------------

                                     Notes            1996          1995
                                    -------     ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of due to officer
   and former officer                    7      $   469,275    $   650,688
  Accounts payable and accrued
   liabilities                         7 & 9        253,176        450,658
 Bank line of credit                    12          110,000            -
                                                 -----------   ------------
      TOTAL CURRENT LIABILITIES                     832,451      1,101,346

LONG-TERM PORTION OF DUE TO OFFICER     7         1,227,350        977,350
                                                 -----------   ------------
      TOTAL LIABILITIES                           2,059,801      2,078,696
                                                 -----------   ------------

COMMITMENTS                            10

STOCKHOLDERS' EQUITY (Note 13):
  Common stock, $.025 par value per
  share; authorized 15,000,000 shares;
  issued 3,961,852 shares                            99,046         99,046
  Additional paid-in capital                      2,124,277      2,124,277
  Accumulated deficit                            (2,170,922)    (2,187,184)
                                                ------------   ------------
                                                     52,401         36,139
  Less: Treasury stock, 1,328 shares
  in 1996 and 1995, at cost                          (2,328)       (2,328)
                                                ------------   ------------
       TOTAL STOCKHOLDERS' EQUITY                    50,073         33,811
                                                ------------   ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                            $2,109,874      $2,112,507
                                                ============   ============



The accompanying notes are an integral part of these statements.


                                     F-4
------------------------------------------------------------------------------
                        DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994


                           Notes        1996        1995           1994
                           -----     ----------  -----------  -------------

NET REVENUES:
 Rentals and sales, net
  of returns and allowances          $1,688,550   $1,782,286   $ 1,528,729
                                     ----------  -----------  -------------
TOTAL NET REVENUES                    1,688,550    1,782,286     1,528,729

COST OF SALES AND RENTALS                98,762      123,782        76,664
                                     ----------  -----------  -------------
GROSS MARGIN                          1,589,788    1,658,504     1,452,065
                                     ----------  -----------  -------------

OPERATING EXPENSES:
Selling, general and administrative   1,382,015    1,380,648     1,174,502
Interest expense
 (principally to officers)     7        188,406      197,770       157,643
 				 		                             	----------  -----------  -------------
     TOTAL OPERATING EXPENSES         1,570,421    1,578,418     1,332,145
                                     ----------  -----------  -------------
INCOME FROM OPERATIONS                   19,367       80,086       119,920

INTEREST AND OTHER INCOME                 2,991        4,233         1,527
                                     ----------  -----------  -------------

INCOME BEFORE INCOME TAXES               22,358       84,319       121,447

PROVISION FOR INCOME TAXES    11          6,096       25,000        11,000
                                     -----------  -----------  -------------
						                               	----------  -----------  -------------
NET INCOME                         $     16,262  $    59,319  $    110,447
                                     =========== ============  =============

EARNINGS PER COMMON SHARE      2   $       0.00  $      0.01  $       0.03
                                       =========      =======       =======
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     13       3,961,852    3,916,852       3,961,852
                                      ===========  ===========     ===========



The accompanying notes are an integral part of these statements.


                                       F-5
-----------------------------------------------------------------------------
                        DIAPULSE CORPORATION OF AMERICA
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994


                                Common Stock         Additional
                                   Issued              Paid-in    Accumulated
                              Shares     Amounts       Capital      Deficit
                           -----------  --------    ------------  ------------
BALANCE
JANUARY 1, 1994 AS
 ORIGINALLY REPORTED        3,956,448    $98,911     $2,131,781   $(2,356,950)

Reclassification of equity
accounts (Note 13)              5,404        135         (7,149)          -
                           -----------   --------   ------------  ------------

BALANCE, JANUARY 1,
1994 AS RESTATED            3,961,852      99,046     2,124,632    (2,356,950)


Treasury Stock sold                                        (355)

Net income                                                            110,447
                           -----------   ---------  ------------   -----------
BALANCE, DECEMBER
 31, 1994                   3,961,852      99,046     2,124,277    (2,246,503)

Net income                                                             59,319
                           -----------   ---------   -----------   -----------
BALANCE
DECEMBER 31, 1995           3,961,852      99,046     2,124,277    (2,187,184)

Net income                                                             16,262
                           -----------   ---------   -----------   -----------
BALANCE DECEMBER 31,
1996                        3,961,852     $99,046    $2,124,277   $(2,170,922)
                           ===========   =========   ===========   ============


                                                              Total
                                    Treasury Stock          Stockholders'
                                  Shares     Amounts       Equity (Deficit)
                                ----------  ----------   -------------------
BALANCE
JANUARY 1, 1994
AS ORIGINALLY REPORTED              6,728    $(11,797)        $ (138,055)

Reclassification of equity
 accounts (Note 13)                (4000)       7,014                -
                                ---------   ----------   -------------------
BALANCE
JANUARY 1, 1994 AS RESTATED         2,728      (4,783)          (138,055)

Treasury stock sold                (1,400)      2,455              2,100

Net income                                                       110,447
                                ----------  ----------   -------------------
BALANCE
DECEMBER 31, 1994                   1,328      (2,328)           (25,508)

Net income                                                        59,319
                                ----------  ----------   ------------------
BALANCE
December 31, 1995                   1,328      (2,328)            33,811

Net income                                                        16,262
                                ----------  -----------  ------------------

BALANCE, DECEMBER 31,
1996                                1,328   $  (2,328)         $  50,073
                                ==========  ==========   ==================



The accompanying notes are an integral part of these statements.


                                     F-6
----------------------------------------------------------------------------
                        DIAPULSE CORPORATION OF AMERICA
                           STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                       1996           1995        1994
                                 ---------------  ------------ ------------
OPERATING ACTIVITIES:
Net income                       $     16,262    $    59,319      $110,447
Non-cash items included in
 net income:
Prior period adjustments                  -              -           8,439
Depreciation                           12,890         22,813        18,223
Deferred salaries and accrued
interest - officer and
 former officer                       130,656        186,598       197,309
Increases and decreases in assets
 and liabilities:
Increase in accounts receivable      (157,785)        78,132       (24,123)
(Increase) decrease in inventories     62,458         74,335       (38,845)
(Increase) decrease in other
 current  assets                      (10,319)        (1,000)       (3,588)
(Increase) decrease in commission
 advances                              23,388        (26,965)      (43,615)
Decrease in accounts
 payable and accrued liabilities     (197,482)       (38,681)      (98,438)
                                     ---------      ---------     ---------
Net Cash Provided by (Used in)
Operating Activities                 (119,932)        354,551      125,809
                                     ---------      ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures                    -          (39,784)      (17,296)
                                    -----------    ----------    ----------
     NET CASH USED BY INVESTING
      ACTIVITIES                          -          (39,784)      (17,296)
                                    -----------    ----------    -----------

FINANCING ACTIVITIES:
  Loans from officers                   50,000         50,000        48,000
  Sale of treasury stock                  -               -           2,100
  Repayments to officers              (112,069)      (271,953)      (94,868)
  Net borrowings under bank
   line-of-credit                      110,000        (19,000)       19,000
                                   -------------   ------------  ------------
     NET CASH PROVIDED FROM
      (USED BY) FINANCING
       ACTIVITIES                       47,931       (240,953)      (25,768)
                                  -------------   ------------  ------------

NET INCREASE (DECREASE) IN CASH        (72,001)        73,814        82,745

CASH - BEGINNING OF YEAR               222,317        148,503        65,758
                                  -------------   ------------  ------------
CASH - END OF YEAR                 $   150,316     $  222,317   $   148,503
										                         ============    ===========  ============


The accompanying notes are an integral part of these statements.


                                   F-7
-----------------------------------------------------------------------------
                     DIAPULSE CORPORATION OF AMERICA

                        STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
         ----------------------------------------------------

                                         1996        1995        1994
                                      ----------  ----------  ----------
Cash Paid During the Years For:

     Interest                         $  53,580   $  78,665   $  86,688

     Income Taxes                     $  35,555   $  12,443   $   7,636



SUPPLEMENTAL SCHEDULE OF NON - CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of machines held
for rental from inventory to
equipment                             $     -     $   34,132  $   12,630

Reclassification of machines
included in equipment reclassified
to inventory                          $  59,199   $     -     $      -


The accompanying notes are and integral part of these statements


                                       F-8
-----------------------------------------------------------------------------
                        DIAPULSE CORPORATION OF AMERICA
                         NOTES TO FINANCIAL STATEMENTS


Note 1  - Business description

Diapulse Corporation of America (the Company) develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and on prescription in a patients' home. A number of insurance companies reimburse for treatment.

Note 2 -  Summary of significant accounting policies

A summary of the Company's significant accounting policies are as follows:

(a) Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and components and the specific identification method for finished goods.

The Company classifies machinery which has never been rented and held for sale as inventory.

(b) Depreciation

Depreciation is computed based on a straight-line method over the estimated useful lives of the related assets, ranging from five to fifteen years.

(c) Income Taxes

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

(d) Earnings Per Common Share
Earnings per common share is based on the weighted average number of common shares outstanding during each of the periods presented.


                                   F-9

-----------------------------------------------------------------------------
                       DIAPULSE CORPORATION OF AMERICA
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Use of Estimates in Financial Statement Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, taxes, and contingencies.

(f)	Financial Instruments

Fair values for financial instruments are estimates that, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analysis which utilize current interest rates for similar financial instruments with comparable terms and credit equity.

(g)	Cash and Cash Equivalents

Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

(h)	Reclassifications

Certain items in the accompanying financial statements have been reclassified to make them comparable to 1996. These reclassifications had no effect on net income.

In prior years the Company's financial statements were prepared on a consolidated basis with its subsidiary. As there were no balances in the subsidiary's accounts and it is no longer in existence, the current and prior years amounts as reflected in the accompanying financial statements have been prepared on a Company only basis.


                                     F-10
-----------------------------------------------------------------------------
                      DIAPULSE CORPORATION OF AMERICA
                      	NOTES TO FINANCIAL STATEMENTS
                      -------------------------------



NOTE 3 -  ACCOUNTS RECEIVABLE

At December 31, 1996 and 1995 accounts receivable included $785,185 and $427,797, respectively, of Medicare claims from covered individuals for rentals of Diapulses' self-administered medical treatment at home and in covered facilities. Due to the relative low volume of claims for the Diapulse treatment, Medicare has not assigned a separate code for this treatment. As a result of this, most claims for reimbursement from Medicare are denied when submitted. In these cases, the Company has to institute the administrative procedure of requesting a review of the claim and if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an administrative law judge of the Social Security Administration. To date, the Company has received totally favorable decisions in all claims going through this procedure. Since the administrative procedure described above can take over two years, a portion of the receivables are shown as non-current in the accompanying financial statements.

As the Company has received totally favorable decisions on all Medicare claims to date, no allowance has been provided against these receivables in the accompanying financial statements. The Company has provided for an allowance for doubtful accounts against the non-Medicare accounts receivable in the accompanying financial statements.

NOTE 4 -  COMMISSION ADVANCES
Commission advances represents monies advanced by the Company to several of its independent sales representatives, which is to be applied against future sales made by the representatives. Currently, these advances bear no interest.

As explained in Note 7, included in commission advances as of December 31, 1996 and 1995 are advances made to related parties.

NOTE 5 -  INVENTORY
Inventory at December 31, 1996 and 1995 consisted of the following:

                                             1996        1995
                                          ----------  ----------
Parts, components and subassemblies       $ 129,995   $ 157,384
Finished goods                              325,466     301,336
                                          ----------  ----------
                                          $ 455,461   $ 458,720
                                          ==========  ==========


The Company's inventory quantities have historically exceeded its annual sales quantities. The Company is attempting to expand its distribution network, which if attained should increase the movement of inventory.

                                     F-11
-----------------------------------------------------------------------------
                       DIAPULSE CORPORATION OF AMERICA
                       	NOTES TO FINANCIAL STATEMENTS
                       -------------------------------


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS
As of December 31,1996 the fair values of cash, commission advances and loans receivable approximated their carrying values.

The fair values of the Company's debt approximates carrying values, based on similar instruments with similar terms and interest rates.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions consisted of the following:

Due to Officer and Former Officer

Due to officer and former officer at December 31, 1996 and 1995 consisted of the following:

                           Accrued       Accrued         Cash
                           Interest      Salaries      Advances       Total
                         ------------  ------------  ------------  ------------
December 31, 1996 -
Officer                  $   932,676   $   579,386    $   71,751    $1,583,813
Former officer                82,735        30,077           -         112,812
                         ------------  ------------  ------------  ------------
                         $ 1,015,411   $   609,463    $   71,751    $1,696,625
                         ============  ============   ===========   ===========

December 31, 1995 -
Officer                  $   812,987   $   579,386    $  133,820    $1,526,193
Former officer                71,768        30,077           -         101,845
                         ------------  ------------   -----------   -----------
                         $   884,755   $   609,463    $  133,820    $1,628,038
                         ============  ============   ===========   ===========



During 1995 the President of the Company extended to January 1, 1997 the due date of $977,350 due him. During 1996 he extended to January 1, 1998 the due date of $1,227,350 due him.

                                      F-12

------------------------------------------------------------------------------
                        DIAPULSE CORPORATION OF AMERICA

                       		NOTES TO FINANCIAL STATEMENTS
                       ---------------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 1996 and 1995 included $210,979 and $216,059, respectively, representing unpaid salaries and interest thereon, to parties related to the President of the Company. Salaries and interest incurred for these individuals during 1996, 1995 and 1994 was $43,900, $43,076 and $39,730, respectively.

Interest is charged on all amounts due to officers and former officer and other related parties at the bank's current prime rate, plus two percent, compounded monthly.

Due from Related Parties
One of the Company's directors who is a son of the President serves as an independent sales representative for the Company. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1996, 1995 and 1994 were approximately $87,200, $53,800, and $80,800, respectively.

As of December 31, 1996 and 1995 the Company had commission advances to these individuals in the amounts of $232,932 and $198,948, respectively. They have been guaranteed by the President of the Company and he has agreed to subordinate amounts due to him to the extent of the advances.


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, at December 31, 1996 and 1995 consisted of the following:

                                              1996         1995
                                           ----------   ----------
Rental equipment                           $ 177,283    $ 236,481
Autos                                          5,000        5,000
Furniture and fixtures                        58,262       58,262
Machinery and equipment                        7,875        7,875
Office equipment                               6,465        6,465
Computer equipment                             7,829        7,829
                                           ----------   ----------
     TOTAL PROPERTY AND EQUIPMENT            262,714      321,912

LESS: ACCUMULATED DEPRECIATION               146,952      134,061
                                           ----------   ----------
                                           $ 115,762    $ 187,851
                                           ==========   ==========

                                  F-13

------------------------------------------------------------------------------
                     DIAPULSE CORPORATION OF AMERICA
                     	NOTES TO FINANCIAL STATEMENTS
                     -------------------------------


NOTE 9 -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities at December 31, 1996 and 1995 consisted of the following:

                                                         1996        1995
                                                      ----------  ----------
Accrued expenses and interest thereon (see Note 7)    $ 210,979   $ 216,059
Accrued commissions payable                              20,537     215,310
Accounts payable and other accrued liabilities           21,660          86
Corporation taxes payable                                   -        19,203
                                                      ----------  ----------
                                                      $ 253,176   $ 450,658
                                                      ==========  ==========


NOTE 10 - COMMITMENTS
The Company has extended its lease on the premises located in Great Neck, New York through December 31, 1998. Minimum rental payments under the terms of the lease are as follows:


                   1997                   $111,360
                   1998                    111,360
                                          ---------
                         Total            $222,720
                                          =========

Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $106,500, $108,000 and $104,000, respectively.


                                   F-14
------------------------------------------------------------------------------
                     DIAPULSE CORPORATION OF AMERICA

                    		NOTES TO FINANCIAL STATEMENTS
                    ---------------------------------


NOTE 11 - INCOME TAXES
The annual provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                              1996        1995        1994
                                           ----------  ----------  ----------
Computed federal and New York State tax    $   6,096   $  25,000   $  64,500

Tax benefit of operating loss carryforward       -           -       (53,500)
                                           ----------  ----------  ----------
                                           $   6,096   $  25,000   $  11,000
                                           ==========  ==========  ==========

Deferred tax assets (liabilities) at December 31, 1996 and 1995 consisted of the following:

                                                       1996          1995
                                                   ------------  ------------
DEFERRED TAX ASSETS:
Accrued salaries                                   $  382,000    $   382,000
Allowance for doubtful accounts                         7,594         24,000
                                                   ------------  ------------
     GROSS DEFERRED TAX ASSETS                        389,594        406,000

DEFERRED TAX LIABILITIES:
Accumulated depreciation                                  -          (10,000)
                                                   ------------  ------------
NET DEFERRED TAX ASSETS BEFORE
 VALAUATION ALLOWANCE                                 389,594        396,000

DEFERRED TAX ASSETS VALUATION ALLOWANCE              (389,594)      (396,000)
                                                   ------------  ------------
                                                   $      -      $       -
                                                   ============  ============


The Company has provided a valuation allowance of 100% based on its prior experience of not realizing the benefit of the deferred tax assets and the uncertainty of realizing such benefit in the future.


                                       F-15
-----------------------------------------------------------------------------
                      DIAPULSE CORPORATION OF AMERICA

                       NOTES TO FINANCIAL STATEMENTS
                      --------------------------------


NOTE 12 - BANK LINE-OF-CREDIT
During 1996 the Company established a line-of-credit with Fleet Bank for $200,000. On December 31, 1996 the Company had an outstanding balance of $110,000 on this line. Fleet Bank has a security interest in substantially all of the assets of the Company.


NOTE 13 - RECLASSIFICATION OF EQUITY ACCOUNTS
During 1996 the Company discovered an error in the recording of the number of shares of stock issued and outstanding between treasury stock and common stock in prior years. The accompanying financial statements reflect the correction of this error. This had no effect on net income or total stockholders' equity.

NOTE 14 - CASH
As of December 31,1996 the Company had funds in a bank in excess of the insured amount.


NOTE 15 - ADVERTISING AND PROMOTIONS
Advertising and promotion costs were approximately $12,200 in 1996, $14,500 in 1995 and $11,500 in 1994.

NOTE 16 - SUBSEQUENT EVENT
On March 27, 1997 the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the purchase price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.625 per share from March 27, 1998 for the balance of the term of the option. The option shall terminate on March 27, 2002.


                                   F-16
-------------------------------------------------------------------------------