Form 10-Q
period 1997-03-31
DIAPULSE CORP OF AMERICA
filed 1997-05-14
CIK 28742

UNITED STATES
                                -------------
                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-Q
                                  ---------


        QUARTERLY REPORT UNDER SECTION 11 OR 15 (D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


      for the quarter ended March 31,1997      Commission File Q-3052
      -----------------------------------      ----------------------




                       Diapulse Corporation of America
                       -------------------------------
              (Exact name of registrant as specified on its charter)


               Delaware                            13-5671991
  --------------------------------            -------------------------
  (State of other jurisdiction of                (I.R.S. Employer
   incorporation of organization)                Identification Number)


        321 East Shore Road
        Great Neck, New York                     11023
 ---------------------------------            -------------------------


        Registrant's telephone
        number, including area code              (516)466-3030



Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                 -----------


As of march 31, 1997 there were 3,961,852 shares of common stock outstanding.








-----------------------------------------------------------------------------
                        DIAPULSE CORPORATION OF AMERICA
                        -------------------------------
                               BALANCE SHEETS
                               --------------
                                                 March 31,      Dec. 31,
                                                   1997          1996
                                                 Unaudited      Audited
                                                 -----------    ----------

                                   ASSETS
                                   ------

Current Assets:
  Cash and cash equivalents                      $   259,636   $   150,316
  Commissions advances                               179,998       181,172
  Accounts receivable, net of allowance for
    doubtful accounts of $18,985 at March 31,
    1997 and December 31, 1996                       727,428       315,089
  Inventories                                        477,095       455,461
  Other current assets                                26,298        21,878
                                                  ----------     ---------
         Total Current Assets                      1,670,455     1,123,916
  Commission advances, net of current portion        253,708       232,932
  Accounts receivable, net of current portion        620,569       620,569
  Property and equipment, at cost, net of
    accumulated depreciation                         112,895       115,762
  Security deposits                                   16,695        16,695
                                                  ----------     ---------
          Total Assets                           $ 2,674,322   $ 2,109,874
                                                  ==========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses          $   460,504   $   253,176
  Dues to officers and former officers               466,888       469,275
  Bank line of credit                                 50,000       110,000
                                                  ----------     ---------
          Total Current Liabilities                  977,392       832,451
Due to officer/principal stockholder, long term
portion                                            1,227,350     1,227,350
                                                  ----------     ---------
          Total Liabilities                        2,204,742     2,059,801
                                                  ----------     ---------
Stockholders' Equity:
  Common stock - $0.25 par value; authorized
    15,000,000 shares, issued 3,961,852 shares        99,046        99,046
  Additional paid-in capital                       2,124,277     2,124,277
  Accumulated deficit                             (1,751,415)   (2,170,922)
                                                  ----------    ----------
                                                     471,908        52,401
Less:  Treasury stock of 1,328 shares at March
    31,  1997 and December 31, 1996, at cost          (2,328)       (2,328)
                                                  ----------    ----------
                                                     469,580        50,073
                                                  ----------    ----------
Total Liabilities and Stockholders' equity        $2,674,322    $2,109,874
                                                  ==========     =========
                                  -2-
---------------------------------------------------------------------------
                           DIAPULSE CORPORATION OF AMERICA
                           -------------------------------
                                 STATEMENTS OF INCOME
                                 --------------------

                                      (Unaudited)
                                      -----------


                                                 Three Months Ended
                                                       March 31,
                                                   1997          1996
                                                 ----------    ----------

Net sales and rentals                            $  987,328    $  435,172

Cost of sales and rentals                            45,164        18,483
                                                  ---------     ---------

          Gross Margin                              942,164       416,689
                                                  ---------     ---------

Operating Expenses:
 Selling, general and administrative                235,420       252,954
 Interest expense                                    52,870        49,110
                                                  ---------     ---------

          Total Operating Expenses               $  288,290    $  302,064
                                                  ---------     ---------

          Net Operating Income                      653,874       114,625
Interest and other income                               134        12,951
                                                  ---------     ---------
          Income Before Provision for
           Income Taxes                             654,008       127,576
Provision for income taxes                          234,501        43,376
                                                  ---------     ---------
          Net Income                             $  419,507    $   84,200
                                                  =========     =========


          Earnings Per Share                     $     0.11    $     0.02
                                                 ==========    ==========

          Weighted Average
          Number of Common
          Shares Outstanding                      3,961,852     3,961,852
                                                 ==========    ==========









                                     -3-

-----------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
                             STATEMENTS OF CASH FLOWS
                             ------------------------

                                   (Unaudited)
                                   -----------


                                                  Three Months Ended
                                                       March 31,
                                                   1997          1996
                                                 ----------    ----------


Cash Flows From Operating Activities:
  Net income                                    $   419,507    $   84,200
                                                -----------    ----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   2,867         2,866
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable   (412,339)     (189,509)
      (Increase) in commission advances             (19,602)      (68,456)
      (Increase) decrease in inventories            (21,634)          207
      (Increase) decrease in other assets            (4,420)        1,000
       Increase accounts payable and
         accrued expenses                           207,328        56,529
                                                 ----------    ----------
         Total adjustments                         (247,800)     (197,363)
                                                 ----------    ----------

         Net cash provided (used) by operating
           activities                               171,707      (113,163)
                                                 ----------    ----------

Cash flow from financing activities
  Net increase (decrease) in due to officers'
    and former officer                                2,387        41,123
  Net increase (decrease) in Bank line of credit     60,000           -
                                                 ----------    ----------
         Net cash provided (used) by financing
           activities                               (62,387)       41,123
                                                 ----------    ----------
         Net increase (decrease)
          in cash and cash equivalents              109,320       (72,040)

Cash and cash equivalents - beginning of period     150,316       222,318
                                                 ----------    ----------

Cash and Cash Equivalents - End of Period        $  259,636    $  150,278
                                                 ==========    ==========





                                  -4-

-----------------------------------------------------------------------------
                   DIAPULSE CORPORATION OF AMERICA
                   -------------------------------
       SELECTED INFORMATION - SUBSTANTIALLY ALL DISCLOSURES REQUIRED
       -------------------------------------------------------------
       BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED
       -----------------------------------------------------------

1.  Basis of presentation
    ---------------------
    The balance sheet of Diapulse Corporation of America as of March 31, 1997,and the related statements of income and cash flows for the three months ended March 31,1997 and 1996 have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1996, was audited and an unqualified opinion was expressed in report dated April 14, 1997, but no auditing procedures have been performed since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. There have been no changes of significant accounting policies since December 31,1996. Results of operations for the three month period are not necessarily indicative of operations for the corresponding years.

2.  Inventories
    -----------

    Inventories as of March 31, 1997 and December 31, 1996 consisted of the following:

                                              March 31,    Dec. 31,
                                                1996         1997
                                             -----------  -----------
Parts, components and subassemblies          $  187,329   $  129,995
Finished goods                                  289,766      325,466
                                             -----------  -----------
     Total Inventories                       $  477,095   $  455,461
                                             ===========  ===========















                                    -5-
-----------------------------------------------------------------------------
             DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
             ----------------------------------------------
                  MANAGEMENT DISCUSSION AND ANALYSIS OF
                  -------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Results of operations
---------------------

Net sales for the current three months increased by $552,156 to $987,328 from last year's comparable three months of $435,172.
This was due primarily to an increase of sales of machines and rentals.

Operating expenses for the current three months decreased to $288,290 from last year's comparable three months of $302,064.
Interest expense represents the accrual of interest on the debt to officers, former officer and employees.

Liquidity and capital resources
-------------------------------

As of March 31, 1997, the Company had working capital of $693,063 and a current ratio of approximately 1.71 to 1. This represents an increase in working capital since December 31, 1996 of $401,598.

The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.

























                                  -6-

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


                                     DIAPULSE CORPORATION OF AMERICA
                                     --------------------------------
                                                Registrant

                                        /s/ Jesse Ross
                                     By -----------------------------
                                        Jesse Ross, President




                                     Date:  May 12, 1997

















                                      -7-

-----------------------------------------------------------------------------