Form 10-Q
period 1997-06-30
DIAPULSE CORP OF AMERICA
filed 1997-08-14
CIK 28742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997            Commission File Number Q-3052
-----------------------------------            -----------------------------

                       Diapulse Corporation of America
                      ---------------------------------
            (Exact name of registrant as specified on its charter)


                 Delaware                          13-5671991
     ---------------------------------       -----------------------
      (State or other jurisdiction of)          (I.R.S. Employer
       incorporation of organization          Identification Number)

            321 East Shore Road
            Great Neck, New York                      11023
       ------------------------------        ------------------------
       (Address of principle offices)               (Zip Code)


Registrant's telephone number,
including area code                               (516) 466-3030
                                             --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X         No
                                           --------       --------

As of  June 30, 1997 there were 3,961,852 shares of common stock outstanding.

============================================================================
                       DIAPULSE CORPORATION OF AMERICA
                                BALANCE SHEETS

                                               June 30,              Dec. 31,
                                                 1997                  1996
                                             (Unaudited)            (Audited)
                                             ------------          ----------

                           A S S E T S
                           ------------
Current assets:
  Cash and cash equivalents                      851,585             150,316
  Current portion Commissions advances           247,225             181,172
  Current portion Accounts receivable, net
   of allowance for doubtful accounts
   of $18,985 at June 30, 1997
   and $18,985 as of Dec. 31, 1996               620,528             315,089
  Inventories                                    406,033             455,461
  Other current assets                             8,263              21,878
                                              -----------          ----------
Total Current Assets                           2,133,634           1,123,916
                                              -----------          ----------

Property & equipment @ Cost, net of
 accumulated depreciation                        111,131             115,762
                                              -----------          ----------

Other Assets:
Commissions Advanced Net Current Portion         105,954             232,932
Accounts Receivable, Net Current Portion         645,321             620,569
Security Deposits                                 16,695              16,695
                                              -----------          ----------
Total Other Assets                               767,970             870,196
                                              -----------          ----------
Total Assets                                   3,012,735           2,109,874
                                              ===========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                      --------------------------------------

Current liabilities
  Accounts payable and accrued expenses          270,133             253,176
  Due to officers and former officers            571,711             469,275
  Bank line of credit                                  0             110,000
                                              -----------          ----------
Total current liabilities                        841,844             832,451

Due to officer/principal stockholder,
 long term portion                             1,293,212           1,227,350
                                              -----------          ----------
Total liabilities                              2,135,056           2,059,801

Stockholders' equity:
  Common stock - $.025 par value; authorized
  15,000,000 shares, issued
  3,961,852 shares                                99,046              99,046
  Additional paid-in capital                   2,124,227           2,124,277
  Accumulated deficit                         (1,343,266)         (2,170,922)
                                              -----------          ----------
                                                 877,679              52,401
Less: Treasury stock of 1,328 shares at
      March 31, 1997 and December 31, 1996,
      at cost                                     (2,328)             (2,328)
                                             ------------          ----------
Total stockholders' equity                       870,665              50,073
                                             ------------          ----------
Total Liabilities and Stockholders' Equity     3,012,735           2,109,874
                                             ============          ==========

=============================================================================
                         DIAPULSE CORPORATION OF AMERICA
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended
                                                 June 30,           June 30,
                                                   1997               1996
                                               -----------        -----------
Net sales and rentals                           2,193,153            915,835

Cost of sales and rentals                         107,135             35,886
                                               -----------        -----------
     Gross margin                               2,086,018            879,949

Operating expenses:
  Selling, general and administrative             715,031            578,248
  Interest expense                                102,295             99,094
                                               -----------        -----------
     Total operating expenses                     817,326            677,342
                                               -----------        -----------
     Operating income                           1,268,692            202,607

Interest and other income                           5,584             13,815
                                               -----------        -----------
     Income before provision for
      income taxes                              1,274,276            216,422

Provision for income taxes                        445,996             73,583
                                               -----------        -----------
     Net Income                                   828,280            142,839
                                               ===========        ===========

     Earnings Per Share                              0.21               0.04
                                               ===========        ===========

     Weighted Average
      Number of Common
      Shares Outstanding                        3,961,852          3,961,852
                                               -----------        -----------
=============================================================================
                       DIAPULSE CORPORATION OF AMERICA
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Six Months Ended
                                                      June 30,    June 30,
                                                        1997       1996
                                                  -----------   -----------
Cash flows from operating activities:
  Net Income                                         828,280       142,839
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                      3,995         2,733
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable     (330,191)     (394,118)
     (Increase) decrease in commission advances       60,925       (40,504)
     (Increase) decrease in inventories               49,428           339
     (Increase) decrease in other assets              13,615         1,000
      Increase accounts payable and accrued expenses  16,957       128,188
                                                  -----------   -----------
        Total adjustments                           (185,271)      (29,362)
                                                  -----------   -----------
        Net cash provided (used) by
         operating activities                        643,009      (156,523)
                                                  -----------   -----------
Cash flow from financing activities:
  Net increase (decrease) in due to
   officers' and former officer                      168,298        70,475
  Decrease Bank Line of cerdit                      (110,000)            0
                                                  -----------   -----------
  Net cash provided by financing activities           58,298        70,475
                                                  -----------   -----------
  Net (decrease) increase in cash and
   cash equivalents                                  701,307       (86,048)
Cash and cash equivalents - beginning
  of period                                          150,278       222,318
                                                  -----------   -----------

Cash and Cash Equivalents - End of Period            851,585       136,270
                                                  ===========   ===========

=============================================================================
                      DIAPULSE CORPORATION OF AMERICA
        SELECTED INFORMATION - SUBSTANTIALLY ALL DISCLOSURES REQUIRED
         BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED


1.   Basis of presentation
     ----------------------
The balance sheet of Diapulse Corporation of America as of June 30, 1997, and the related statements of operations and cash flows for the six months ended June 30, 1997, and 1996, have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1996, was audited and an unqualified opinion was expressed in the report dated March 7, 1997, but no auditing procedures have been performed since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 1997 have been made. Certain information and foot-note disclosure normally included in financial statements prepared in accordance with generally accepted principles have been omitted. It is suggested that this statement be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1996. Results of operations for the six month period are not necessarily indicative of results of operations for the corresponding years.



2.	Inventories

                                                 June 30,        Dec. 31,
                                                  1997            1996
                                               -----------     -----------
         Parts, components and subassemblies      281,309         129,995
         Finished goods                           324,724         325,466
                                               -----------     -----------
            Total inventories                     606,033         455,461
                                               ===========     ===========

===========================================================================
                      DIAPULSE CORPORATION OF AMERICA
                   MANAGEMENT DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations
-----------------------
Net sales for the current six months increased by $1,277,318 to $2,193,153 from last year's comparable six months of $915,835. Operating expenses for the current six months increased to $817,326 from last year's comparable six months of $677,342. Interest expense represents the accrual of interest on the debt to officers, former officers and employees.


Liquidity and capital resources
--------------------------------
As of June 30, 1997, the Company had working capital of $1,284,776 and a current ratio of approximately 2.51 to 1. This represents an increase in working capital since December 31, 1996 of $993,311.

The Company expanded its distribution channels in the United States and therefore realized an improvement in revenues and profitability. The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.


===========================================================================


                            SIGNATURES
                            ----------


Pursuant to the requirements of Section 11 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DIAPULSE CORPORATION OF AMERICA
                                           ---------------------------------
                                                      Registrant


By /s/ Jesse Ross
-----------------------------
Jesse Ross, President


By /s/ Gladys Ross
-----------------------------
Gladys Ross, Acting Corporate Secretary


Date 8/14/97
===========================================================================