Form 10-Q
period 1997-09-30
DIAPULSE CORP OF AMERICA
filed 1998-01-26
CIK 28742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 1997       Commission File Number Q-3052
-----------------------------------------     ------------------------------

                       Diapulse Corporation of America
                      ---------------------------------
            (Exact name of registrant as specified on its charter)


                 Delaware                          13-5671991
     ---------------------------------       -----------------------
      (State or other jurisdiction of)          (I.R.S. Employer
       incorporation of organization          Identification Number)

            321 East Shore Road
            Great Neck, New York                      11023
       ------------------------------        ------------------------
       (Address of principle offices)               (Zip Code)


Registrant's telephone number,
including area code                               (516) 466-3030
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

As of Sept. 30, 1997 there were 3,961,852 shares of common stock outstanding.
============================================================================
                       DIAPULSE CORPORATION OF AMERICA
                                BALANCE SHEETS

                                               Sept. 30,              Dec. 31,
                                                 1997                  1996
                                             (Unaudited)            (Audited)
                                             ------------          ----------

                           A S S E T S
                           ------------
Current assets:
  Cash and cash equivalents                     $747,392            $150,316
  Current portion of commissions advances        185,952             181,172
  Current portion of accounts receivable, net
   of allowance for doubtful accounts
   of $18,985 at September 30, 1997
   and December 31, 1996                         709,030             315,089
  Inventories                                    399,901             455,461
  Other current assets                            15,575              21,878
                                               ----------          ----------
     Total current assets                      2,057,850           1,123,916
                                               ----------          ----------

Property and equipment, at cost, net of
 accumulated depreciation                        133,951             115,762
                                               ----------          ----------

Other assets:
  Commissions advances, net of current portion   261,598             232,932
  Accounts receivable, net of current portion    620,569             620,569
  Security deposits                               16,695              16,695
                                               ----------          ----------
     Total other assets                          898,862             870,196
                                               ----------          ----------
     Total Assets                             $3,090,663          $2,109,874
                                               ==========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                      --------------------------------------

Current liabilities
  Accounts payable and other current
   liabilities                                  $528,207            $253,176
  Due to officers and former officers            522,623             469,275
  Bank line-of-credit                                -               110,000
                                               ----------          ----------
     Total current liabilities                 1,050,830             832,451

Due to officer/principal stockholder,
 long-term portion                             1,304,528           1,227,350
                                               ----------          ----------
     Total liabilities                         2,355,358           2,059,801
                                               ----------          ----------
Stockholders' equity:
  Common stock - $.025 par value; authorized
  15,000,000 shares, issued
  3,961,852 shares                                99,046              99,046
  Additional paid-in capital                   2,124,277           2,124,277
  Accumulated deficit                         (1,485,690)         (2,170,922)
                                               ----------          ----------
                                                 737,633              52,401
  Less: Treasury stock of 1,328 shares at
      September 30, 1997 and December 31, 1996,
      at cost                                     (2,328)             (2,328)
                                               ----------          ----------
     Total stockholders' equity                  735,305              50,073
                                               ----------          ----------
     Total Liabilities and Stockholders'
      Equity                                  $3,090,663          $2,109,874
                                               ==========          ==========

=============================================================================
                         DIAPULSE CORPORATION OF AMERICA
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Nine Months  Three Months  Nine Months
                                          Ended        Ended         Ended
                                         Sept. 30,    Sept. 30,    Sept. 30,
                                           1997         1997         1996
                                       ------------ ----------   ------------
Net sales and rentals                   $2,595,328   $402,175     $1,269,987

Cost of sales and rentals                  118,849     11,714         44,412
                                         ----------   --------     ----------
     Gross margin                        2,476,479    390,461      1,225,575
                                         ----------   --------     ----------
Operating expenses:
  Selling, general and administrative    1,148,431    433,400        803,708
  Interest expense                         118,103     15,808        149,738
                                         ----------   --------     ----------
     Total operating expenses            1,266,534    449,208        953,446
                                         ----------   --------     ----------
     Operating income (loss)             1,209,945    (58,747)       272,129

Interest and other income                   18,250     12,666         14,598
                                         ----------   --------     ----------
     Income (loss) before provision
      for income taxes                   1,228,195    (46,081)       286,727

Provision for income taxes                 542,963     96,967         97,487
                                         ----------   --------       --------
     Net Income (Loss)                    $685,232  $(143,048)      $189,240
                                         ==========   ========       ========

     Earnings Per Share                      $0.17     $(0.04)         $0.05
                                         ==========   ========       ========
     Weighted Average
      Number of Common
      Shares Outstanding                 3,956,448   3,956,448     3,956,448
                                         ==========  ==========    ==========
=============================================================================
                       DIAPULSE CORPORATION OF AMERICA
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Nine Months Ended
                                                    Sept. 30,    Sept. 30,
                                                      1997         1996
                                                  -----------   -----------
Cash flows from operating activities:
  Net income                                        $685,232      $189,240
  Adjustments to reconcile net income
   to net cash provided from (used by) operating
   activities:
    Depreciation and amortization                      8,601         8,601
  Changes in operating assets and liabilities:
   (Increase) in accounts receivable                (392,941)     (428,659)
   (Increase) in commission advances                 (33,446)     (114,474)
   (Increase) decrease in inventories                 55,560       (20,114)
    Decrease in other assets                           6,303           -
    Increase (decrease) in accounts payable and
     other current liabilites                        275,031      (177,675)
                                                     --------      --------
        Total adjustments                            (81,892)     (376,971)
                                                     --------      --------
        Net cash provided from (used by)
         operating activities                        603,340      (187,731)
                                                     --------      --------
Cash flows from investing activities:
  Purchase of property and equipment                 (26,790)          -
                                                     --------      --------

Cash flows from financing activities:
  Net increase in due to officers and
   former officer                                    130,526        91,768
  Net repayments under bank line-of-credit          (110,000)          -
                                                     --------      --------
        Net cash provided from financing
         activities                                   20,526        91,768
                                                     --------      --------
        Net increase (decrease) in cash and
         cash equivalents                            597,076       (95,963)

Cash and cash equivalents - beginning
  of period                                          150,316       222,318
                                                     --------      --------

Cash and Cash Equivalents - End of Period           $747,392      $126,355
                                                     ========      ========

=============================================================================
                      DIAPULSE CORPORATION OF AMERICA
        SELECTED INFORMATION - SUBSTANTIALLY ALL DISCLOSURES REQUIRED
         BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED


1.   Basis of presentation
     ----------------------
The balance sheet of Diapulse Corporation of America as of September 30, 1997, and the related statements of operations for the nine months ended September 30, 1997 and 1996, and the three months ended September 30, 1997, and the related statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. The balance sheet for the year ended December 31, 1996 was audited and an unqualified opinion was expressed in the auditors' report dated March 7, 1997, but no auditing procedures have been performed since that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial state-ments prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1996. Results of operations for the nine month period are not necessarily indicative of results of operations for the corresponding years.



2.	Inventories

                                                Sept. 30,        Dec. 31,
                                                  1997            1996
                                               -----------     -----------
         Parts, components and subassemblies     $81,854         $129,995
         Finished goods                          318,047          325,466
                                               -----------     -----------
            Total inventories                    $399,901        $455,461
                                               ===========     ===========

===========================================================================
                      DIAPULSE CORPORATION OF AMERICA
                   MANAGEMENT DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations
-----------------------
Net sales and rentals for the current nine months increased by $1,325,341 to $2,595,328 from last year's comparable nine months of $1,269,987.
Net sales and rentals for the three months ended September 30, 1997 was $402,175. Operating expenses for the current nine months increased to $1,266,534 from last year's comparable nine months of $953,446. Interest expense represents the accrual of interest on the debt to officers, former officers and employees.


Liquidity and capital resources
--------------------------------
As of September 30, 1997, the Company had working capital of $1,007,020 and a current ratio of approximately 1.96 to 1. This represents an increase in working capital since December 31, 1996 of $715,555.

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


Date 1/6/98
===========================================================================