Form 10QSB
period 1998-03-31
DIAPULSE CORP OF AMERICA
filed 1998-05-15
CIK 28742

___________________________________________________

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549




	FORM 12b-25


	NOTIFICATION OF LATE FILING
	of

	FORM 10-QSB
	For Period Ended:  March 31, 1998



	  DIAPULSE CORPORATION OF AMERICA
	(Name of Registrant)




	321 East Shore Road, Great Neck, NY, 11071
	(Address of Principal Executive Office)




	       132-3
	(Commission File Number)



____________________________________________________

	Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

Part II

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed:
(Check appropriate box.)

[X]	(a)	The reasons described in reasonable detail in Part
III of this form could not be eliminated without unreasonable effort or expense;

[X]	(b)	The subject quarterly report on Form 10-QSB will
be filed on or before the five calendar days following the prescribed due date;

[  ]	(c)	The accountant's statement or other exhibit
required by Rule 12b-25(c) has been attached if applicable.
Part III

State below in reasonable detail the reasons why Form 10-QSB could not be filed within the prescribed period.

There have been delays in completing the 10-KSB for the year ended December 31, 1997, which the Company expects to have resolved very shortly. As a result of the delays, the company has been delayed in closing its books for the first quarter of 1998.

As a result of the foregoing, the Company's Quarterly
Report on Form 10-QSB for the quarter ended March 31, 1998, cannot be completed and timely filed without unreasonable effort or expense.

Part IV


(1)	Name and telephone number of person to contact in
regard to this notification.

	     Jesse Ross                      (516) 466-3030


(2)	Have all other periodic reports required under section
13 or 15(d) of the Securities Exchange Act of 1934 or
section 30 of the Investment Company Act of 1940 during the preceding twelve months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify such reports.

Yes [  ]		No [ X ]

As described above, The Company has not yet filed its Form 10-KSB for the year ended December 31, 1997. It expects to file Form
10-KSB shortly.

(3)	Is it anticipated that any significant change in
results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Yes [ X ]		No [  ]

The Company expects its results of operations for the first quarter of fiscal 1998 to be significantly less profitable than the first quarter of 1997. Sales are significantly less, which will result in lower gross margins and lower earnings.

DIAPULSE CORPORATION OF AMERICA has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1998,			   By:

         Name:  Jesse Ross
         Title: Chairman of the
Board
         and President




Page 3 of 3