Form 10QSB
period 1998-03-31
DIAPULSE CORP OF AMERICA
filed 1998-06-08
CIK 28742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 10549
                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                       THE SECURITIES ECHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 1998

                      Diapulse Corporation of America
                      -------------------------------
              (Exact name of registrant as specified on its charter)

          	Delaware					 	                            	13-5671991
 ---------------------------                     --------------------
 (State or other jurisdiction of)		                 (I.R.S. Employer
 incorporation of organization		                 Identification Number)

    321 East Shore Road
  Great Neck, New York					                              11023
----------------------------                     --------------------
(Address of principle offices)		                      (Zip Code)

 Registrant's telephone number,
  including area code						                          516-466-3030
                                                 --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

		                         	 Yes X         		 No
                            --------        -------

As of March 31, 1998 there were 3,962,058 shares of common stock outstanding.





Transitional Small Business Disclosure Format:

















                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

	                                                 March 31,    	Dec. 31,
	                                                   1998	         1997
	                                                 Unaudited	     Audited
                                                  ---------     ---------
                              Assets
                              ------
Current Assets:
  Cash and cash equivalents	                   $  345,964	      $  696,282
  Current portion of accounts
   receivable, net of allowance
   doubtful accounts of $158,000
   at March 31,1998 and	                          418,133	         149,163
   December 31, 1997
  Inventories	                                    407,926	         398,258
  Commission advances	                             30,938	          37,749
  Other current assets	                            14,613	          14,066
                                               ----------        ---------
	Total current assets	                          1,217,574	       1,295,518
Property and equipment, at cost
 net of accumulated depreciation	                  98,865	         102,228
Commission advance to related
 parties	                                         244,596	         215,543
Accounts receivable, net of
 current portion	                               1,019,948	       1,019,948
Security deposits	                                 22,765	          22,765
                                               ----------       ----------
    Total Assets	                              $2,603,748	      $2,656,002
                                               ==========       ==========

                    Liabilities and Stockholder's Equity
                    ------------------------------------
Current Liabilities:
  Current portion of amounts
   due to officer and former
   officer	                                    $  165,897	      $  224,081
  Accounts payable and accrued
   liabilities including $216,950
   and $212,077 to related
   parties in 1998 and 1997	                      278,851	         269,186
  Accrued tax assessment and
   related interest	                              138,000	         138,000
  Income taxes payable	                           191,967	         286,839
                                               ----------       ----------

	   Total current liabilities	                    774,715	         918,106
Long-term portion of amounts
 due to officer	                                1,563,337	       1,523,007
		                                             ----------       ----------
	Total Liabilities	                             2,338,052	       2,441,113
Stockholders' Equity:
  Common stock - $.025 par
   value: authorized 15,000,000
   shares, issued 3,962,058
   shares in 1998 and 1997	                        99,051	          99,051
  Additional paid-in capital	                   2,124,272	       2,124,272
  Accumulated deficit	                         (1,955,299)	     (2,006,106)
                                               ----------       ----------
		                                                268,024	         217,217
Less treasury stock 1,328 shares
  in 1998 and 1997 at cost	                        (2,328)	         (2,328)
                                               ----------       ----------
	Total stockholders'
 	  equity	                                       265,696	         214,889
                                               ----------       ----------
Total liabilities and stock-
holders' equity	                               $2,603,748	      $2,656,002
		                                             ==========	      ==========




                       DIAPULSE CORPORATION OF AMERICA
                       -------------------------------
                            STATEMENTS OF INCOME
                            --------------------
                                 (UNAUDITED)
                                 ----------
		                                                  Three Months Ended
		                                                        March 31,
		                                                  1998	         1997
                                                    ----          ----

Net Sales and rentals	                           $  395,422	    $	987,328

Cost of sales and rentals	                            7,124		      45,164
		                                               ----------	    ---------
	Gross Margin	                                      388,298		     942,164
		                                               ----------	    ---------
Operating Expenses:
  Selling, general and
   administrative	                                  265,633		     235,420
  Interest expense	                                  50,279		      52,870
		                                               ----------	    ---------

	Total Operating
	  Expenses	                                     $  315,912   	 $ 288,290
		                                               ----------	    ---------
	Net Operating Income	                               72,386		     653,874
Interest and other income	                            4,595		         134
		                                               ----------	    ---------
	Income before Provision
	  for Income Taxes	                                 76,981		     654,008
Provision for Income taxes 	                         26,174		     234,501
		                                               ----------	    ---------
	Net Income	                                     $   50,807	    $	419,507
		                                               ==========	    =========
	Earnings Per Share	                             $     0.01	    $	   0.11
		                                               ==========	    =========
	Weighted Average
	Number of Common
	Shares Outstanding	                              3,962,058	    3,961,852
		                                               ==========	    =========














                      DIAPULSE CORPORATION OF AMERICA
                      -------------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                (UNAUDITED)
                                -----------
		                                                   Three Months Ended
		                                                         March 31,
		                                                    1998	        1997
                                                     -----        -----
Cash Flows From Operating
  Activities:
   Net income                                      	$   50,807	  $	419,507
		                                                  ----------	  ---------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization	                        4,900		     2,867
   Changes in operating assets and
    liabilities:
  (Increase) decrease in accounts
   receivable	                                        (268,970)	  (412,339)
  (Increase) in commission
   advances	                                           (22,242)	   (19,602)
  (Increase) decrease in
   inventories	                                         (9,668)		  (21,634)
  (Increase) decrease in other
   assets		                                               (547)		   (4,420)
  (Increase) decrease accounts
   payable and accrued expenses	                         9,665		   207,328
  Income taxes payable	                                (94,872)	     - 0 -
		                                                   ----------	 ----------
	Total adjustments	                                   (381,734)	  (247,800)
		                                                   ----------	 ----------
	Net cash provided by
	 (used in)operating
	  activities	                                        (330,927)		  171,707
		                                                   ----------	 ----------
Net cash used in investing
 activities, capital expenditures                       (1,538)	    - 0 -
Cash flow from financing
 activities
  Net increase (decrease) in
   due to officers' and former
   officer	                                            (17,853)		    2,387
  Net increase (decrease) in Bank
   line of credit	                                      - 0 -		     60,000
		                                                  ----------	 ----------
	Net cash provided (used)
	 by financing
	  activities	                                         (17,853)	   (62,387)
		                                                  ----------	 ----------
	Net increase (decrease)
   	 in cash and cash
	  equivalents	                                       (350,318)		  109,320

Cash and cash equivalents -
 Beginning of Period	                                  696,282		   150,316
		                                                  ----------	 ----------
Cash and cash equivalents -
 End of Period	                                     $  345,964	  $	259,636
		                                                  ==========	  =========







                      DIAPULSE CORPORATION OF AMERICA
                      -------------------------------
       SELECTED INFORMATION - SUBSTANTIALLY ALL DISCLOSURES REQUIRED
       -------------------------------------------------------------
        BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ARE NOT INCLUDED
        ------------------------------------------------------------

1.  Basis of presentation

	The balance sheet of Diapulse Corporation of America as of March 31, 1998, and the related statements of income and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31,1997 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1997. Results of operations for the three month period are not necessarily indicative of operations for the corresponding years.

2.  Inventories

	Inventories as of March 31, 1998 and December 31, 1997 consisted of the following:

			                                               March 31,	     Dec. 31,
			                                                 1998           1997
                                                  --------       --------

Parts, components and sub-
  assemblies 	                                    $  135,513	   $  125,845
Finished goods	                                      272,413	      272,413
                                                  ----------    ----------

	Total Inventories	                               $  407,926	   $  398,258
	                                                 ==========	   ==========






























                DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
               ----------------------------------------------
                  MANAGEMENT DISCUSSION AND ANALYSIS OF
                  -------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Results of Operations
---------------------

	Net sales for the current three months decreased by $591,906 to $395,422 from last years comparable three months of $987,328. This was due primarily to a decrease of sales of machines and rentals.

	Operating expenses for the current three months increased to $315,912 from last years comparable three months of $288,290. This was due primarily to the recording of an accrual for commissions earned during the first quarter.
 Last year the accrual for commissions earned wasn't recorded on the books until the end of the year.

Liquidity and Capital Resources
-------------------------------

	As of March 31, 1998, the company had working capital of $442,859 and a current ratio of 1.57 to 1. This represents an increase in working capital since December 31, 1997 of $65,447.

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



	                                         DIAPULSE CORPORAITON OF AMERICA
                                          -------------------------------
		                                                   Registrant



	                                        By______________________________
	                                               Jesse Ross, President


                                       	 Date:  June 8, 1998