Form 10QSB/A
period 1998-03-31
DIAPULSE CORP OF AMERICA
filed 1998-07-17
CIK 28742

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

		                         	 Yes           		 No X
                            --------        -------

As of March 31, 1998 there were 3,962,058 shares of common stock outstanding.





Transitional Small Business Disclosure Format:

















                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

	                                                 March 31,    	Dec. 31,
	                                                   1998	         1997
	                                                 Unaudited	    Unaudited
                                                  ---------     ---------
                              Assets
                              ------
Current Assets:
  Cash and cash equivalents	                   $  345,964	      $  696,282
  Current portion of accounts
   receivable, net of allowance
   doubtful accounts of $158,000
   at March 31,1998 and	                          418,133	         149,163
   December 31, 1997
  Inventories	                                    407,926	         398,258
  Commission advances	                             30,938	          37,749
  Other current assets	                            14,613	          14,066
                                               ----------        ---------
	Total current assets	                          1,217,574	       1,295,518
Property and equipment, at cost
 net of accumulated depreciation	                  98,865	         102,228
Commission advance to related
 parties	                                         244,596	         215,543
Accounts receivable, net of
 current portion	                               1,019,948	       1,019,948
Security deposits	                                 22,765	          22,765
                                               ----------       ----------
    Total Assets	                              $2,603,748	      $2,656,002
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






























                DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY
               ----------------------------------------------
                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  -------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

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




                    DIAPULSE CORPORATION OF AMERICA

                         OTHER INFORMATION

1. Legal Proceedings

      The company has commenced an action entitled Diapulse Corporation of America v. Electropharmacology, et al, in the Supreme Court, County of Nassau, in which it alleges sundry unfair business practices and seeks damages and injunctive relief. The defendant therein has counterclaimed.

      On September 10, 1997 and on October 28, 1997 the United States Department of Health & Human Services Departmental Appeals Board (The Appeals Board) notified the Company that the Medicare Appeals council (The Council) had decided to review two hearing decisions made earlier in 1997 wherein two ALJs had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. On March 4, 1998 the Appeals Board sent a notice to the Company that the council was vacating the decision involving four patient's cases (the September 10th review) and remanding the matter to the ALJ and directing HCFA and the Company to supply to supply additional information to the ALJ so that a new decision on a complete record be rendered. A hearing was held on May 13, 1998, in which the Company provided all the information required by the Appeals Council and the ALJ. Written request was made to HCFA by the ALJ on May 12, 1998 and no reply was received by the ALJ. A second request was made on June 17, 1998. As of this date (July 13, 1998) HCFA has not provided the information requested by the Appeals Council and the ALJ. On June 3, 1998, the October 1997 review was similarly remanded to the ALJ. The Company was informed that a hearing will be held in October 1998, at which time HCFA and the Company must provide the ALJ with substantial evidence. A statement was made by the Appeals Board that these reviews are being made because there is a broad policy issue on these cases that may affect the public interest.

Management for the Company believes that the Company will prevail in the aforementioned appeals. The Company continues to collect accounts receivable on other fully favorable decisions.




















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


                                       	 Date:  July 13, 1998