Form 10KSB
period 1997-12-31
DIAPULSE CORP OF AMERICA
filed 1998-11-09
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               Annual Report Form 10-KSB Pursuant to Section 13 or
                  15 (d) of the Securities Exchange Act of 1934
                      for the Year Ended December 31, 1997

                          Commission file number 132-3
-------------------------------------------------------------------------------

                         Diapulse Corporation of America
                         -------------------------------
             (Exact name of registrant as specified on its charter)

        Delaware                                              13-5671991
---------------------                                  -----------------------
(State or other jurisdiction of)                          (I.R.S. Employer
  incorporation of organization)                           Identification
                                                               Number)

   321 East Shore Road
   Great Neck, New York                                         11023
----------------------------                              ------------------
(Address of principal offices)                                (Zip Code)

Registrant's telephone number                              (516) 466- 3030
including area code                                       ------------------

-----------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

                                Yes          No X
                              -------       ------

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on October 25, 1998 as reported by an independent market maker.

                                   $1,981,029

Number of shares outstanding of each of the registrant class of common stock as of October 25, 1998

                                    3,962,058


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         Diapulse Corporation of America
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS

                                     PART I.



Item 1.  Business
Item 2.  Properties
Item 3.  Legal proceedings
Item 4.  Submission of Matters to
         a Vote of Security Holders

                                    PART II.


Item 5.  Market For Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Management's Discussion
         and Analysis of Financial Condition
         and Results of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with
         Accountants on Accounting
         and Financial Disclosure

                                    PART III.

Item 9.  Directors and Executive Officers
         of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain
         Beneficial Owners and Management
Item 12. Certain Relationships
         and Related Transactions

                                    PART IV.

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

Signatures
        Financial Statements

                                     PART I


ITEM 1. Business

Diapulse Corporation of America (the Company) is a Delaware Corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since its last filing for the year ended December 31, 1996.

Suppliers - The Registrant purchases raw materials and component parts of its units from various suppliers of electronic products. A majority of the individual component parts of the Diapulse units are standard and available from many suppliers. Were the Registrant to change from its present suppliers for any reason, it believes that no significant difficulties would be experienced in the replacement of raw materials from other suppliers, and there would be no reduction in the quality or quantity of the material purchased.

Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customer's the loss of any one of which would not have a significant effect on the Registrant's results of operations. Medicare reimbursement, however, represents 30% and 36% of the Registrant's revenue for 1997 and 1996.

The Registrant rents and sells Diapulse machines to hospitals, nursing homes and physicians, and rents its equipment to individuals covered by Medicare and private insurance companies whose claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance and reimbursements have also been received from Medicare following administrative procedures.

Backlog - The Registrant has sufficient inventory of complete units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

Patents - The Registrant has patents whose rights thereunder expire in 1999. New patents (patents pending) have been applied for in 1996 and 1997.

Employees - The Registrant has forty-two full-time and part-time employees and commission sales representatives.

ITEM 2. Properties

The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 1998 at an annual rental of approximately $111,360 under a lease entered into during the year ended December 31, 1991. The premises are used as the national and international headquarters of the Company, as well as for research and development. In addition, the registrant leases approximately 100 sq. ft. at a cost of $2,580 per year in Carlsbad, California for a sales office.

ITEM 3. Legal Proceedings

The Company is involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of contract, interference with contract and breach and participation in breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal Law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages. It is impossible for counsel at this time to assess the defendants' counterclaims. Management for the Company believes that the defendants, at this time may not have significant assets and that all of the counterclaims are without merit.

On September 10, 1997 and on October 28, 1997 the United States Department of Health & Human Services Departmental Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain hearing decisions made earlier in 1997 wherein an ALJ had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. On March 4, 1998 the Appeals Board sent a notice to the Company that the Council was vacating the decision involving four patient's cases (the September 10th "review") and remanding the matter to the ALJ and directing HCFA and the Company to supply additional information to the ALJ so that a new decision on a complete record be rendered. A hearing was held on May 13, 1998, in which the Company provided all the information required by the Appeals Council and the ALJ. Written request was made to HCFA by the ALJ on May 12, 1998 no reply was received by the ALJ so a new decision on a complete record may be rendered. A second request was made on June 17, 1998. On June 3rd, 1998 the October 28, 1997 "review" was similarly remanded to the ALJ. A hearing was held on October 29, 1998 and the Company is supplying additional information requested by the ALJ. In view of the foregoing and the lack of significant collections and age of the receivables the Company has provided an allowance of approximately $1,007,000, the remaining uncollected balance as of October 12, 1998.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the years covered by this report.

                                    Part II

ITEM 5. Market For Registrant's Common Equity and Related
Stockholder Matters

The Registrant's common stock has been traded on the NASDAQ over- the-counter market, under the symbol DIAC. The bid and ask closing sales prices are listed below.

                         Quarter Ended
      --------------------------------------------------

                       1997                 1996
      --------------------------    --------------------
      3/31   6/30   9/30   12/31    3/31  6/30  9/30  12/31
      ----   ----   ----   -----    ----  ----  ----  -----
Common Shares:
  Bid:0.62  2.625  2.375   1.00     1.00  1.00  0.50   1.00

  Ask:0.87  3.125  2.50    1.732    1.25  1.25  0.75   1.55

As of December 31, 1997, there were approximately 1500 stockholders of record. The company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

ITEM 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview - The Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 38 Diapulse publications on Medline.

Net Revenues - During 1997 net revenues increased 54.9% as compared to 1996. This increase was primarily due to sales of equipment, improved and expanded marketing rental program, expansion of Registrant's network and sales force.

Cost of Sales - Increase in cost of sales is due primarily to inventory write down of $92,000 in 1997 and increased sales of equipment.

Operating Expenses - Operating expenses, exclusive of interest, increased in 1997 largely due to the expansion of the sales force and related expenses. In addition, the company recorded in its books the fair value of a stock option granted to one of it's representatives in the amount of $169,000 and provided an allowance of approximately $1,007,000 for the outstanding Medicare receivables.

Interest Expense - Interest expense increased by $36,760 from 1996 to 1997, primarily as a result of an income tax examination change.

Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 and 1996, the Registrant had working capital of $137,298. Working capital for 1996 was $291,465.

The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

WORKING CAPITAL RATIOS:

These ratios measure the Registrant's ability to meet its short-term obligations.

                                 1997                  1996
                                 ----                  ----
Working capital                $137,298              $291,465
Current ratio                  1.2 to 1.0            1.4 to 1
Quick ratio                    .98 to 1.0            .56 to 1

ITEM 7. Financial Statements

        The financial statements to be provided pursuant to this Item are included under Item 13 of this report.

ITEM 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

                                    Part III

ITEM 9. Directors and Executive Officers of the Registrant

The executive officers and key employees of the Company as of March 31, 1998 were as follows:

        Name              Age                   Title
        ----             -----                  -----
        Jesse Ross        76                    President, Director and
                                                Chairman of the Board

        David M. Ross     50                    Director

        Raymond Evans     61                    Director

        Howard Mann       63                    Director

Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

David M. Ross, son of Jesse Ross, became a Director of the Company during 1981. Mr. Ross was an independent sales representative and consultant in 1997.

Raymond Evans became a Director of the Company during 1989. Mr. Evans resigned from the Board of Directors in March 1998.

Howard Mann became a Director of the Company during 1996.

ITEM 10.        Executive Compensation

Cash Compensation - For the year ended December 31, 1997, no officer received or was entitled to receive $100,000 or more in compensation from the Registrant. The President received no compensation during the years of 1996 and 1997. No cash bonuses were earned by any of the Registrant's officers during the year.

Compensation pursuant to plans - The Registrant has no pension, retirement, stock or any other form of compensation plans.

ITEM 11.        Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners - No individual or group outside of management is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock.

Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 1997.

    Name of               Amount and Nature of         Percent
Beneficial Owner          Beneficial Ownership         of Class
------------------        --------------------        ----------
Jesse Ross                      2,181,750(i)              55.07%
Raymond Evans                       8,000                  0.20%

All officers and
directors as a
group (2 persons)               2,189,750                 55.27%

(i) Include certain shares owned by the wife and other relatives of this individual

ITEM 12.        Certain Relationships and Related Transactions

One of the Company's directors, who is a son of the President, had served as an independent sales representative for the Company has now joined the Company as a full time employee. In addition, during 1997 another son of the President began working as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1997 and 1996 were approximately $142,000 and $87,200,respectively. The Company had outstanding advances to these representatives of approximately $268,000, at December 31, 1997. At December 31, 1996, the Company had outstanding advances of approximately $233,000 from these representatives.

There are other individuals that currently work or have worked for the Company that are related to the President. The amounts due these individuals for accumulated salaries and interest thereon, at December 31, 1997 and 1996 were $212,077 and $210,979, respectively. Salaries and interest incurred for these individuals during 1997 and 1996 was approximately $26,000 and $44,000, respectively.

                                    Part IV

ITEM 13. Exhibits, Financial Statement, and Reports on Form 8-K

During the quarter ended December 31, 1997, Form 8-K was filed by the Registrant to report a change of auditors.

Financial Statements - The financial statements are filed as part of this annual report.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





                                    CONTENTS


                                                                    Page


  Reports of Independent Certified Public Accountants           F-2 - F-3


  Financial statements:

      Balance sheets                                            F-4 - F-5

      Statements of operations                                     F-6

      Statements of stockholders' equity (deficiency)              F-7

      Statements of cash flows                                  F-8 - F-9

      Notes to financial statements                            F-10 - F-20

               Report of Independent Certified Public Accountants

Stockholders of
Diapulse Corporation of America
Great Neck, New York

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in more detail in Note 2 to the financial statements, as of December 31, 1997, the Company had certain outstanding receivables from Medicare of approximately $1,036,000. On September 10, 1997 and October 28, 1997, the Health Care Financing Administration of the United States Department of Health & Human Services notified the Company that the Medicare Appeals Council ("The Council") had decided to review certain decisions made earlier in 1997 wherein an Administrative Law Judge ("ALJ") had concluded that the Company's diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company was notified that The Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest. With respect to the September 10, 1997 notification, The Council vacated the ALJ's decision and remanded the cases back to an ALJ for further proceedings, including a new decision. In view of (1) the foregoing and
(2) the lack of significant collections and age of the receivables, the Company has provided an allowance for $1,007,000, the remaining uncollected balance as of October 12, 1998. Under generally accepted accounting principles, a loss is provided only when it is both probable and subject to reasonable estimation. We have been unable to obtain sufficient competent evidential matter to satisfy ourselves that the allowance and related loss provided in the financial statements is both probable and subject to reasonable estimation and therefore, in accordance with generally accepted accounting principles.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain sufficient competent evidential matter regarding the allowance for doubtful accounts, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 1997, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                               NUSSBAUM YATES & WOLPOW, P.C.
Melville, New York
March 13, 1998
(except for Note 12 as to which the date is May 1, 1998 and the last paragraph of Note 2 as to which the date is October 12, 1998)

                          Independent Auditors' Report



To the Board of Directors and Stockholders of Diapulse Corporation of America


We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 1996, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 DAVID BERDON & CO. LLP
                                                 Certified Public Accountants



Great Neck, New York
April 14, 1997

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996





                                                          ASSETS


                                                                                           1997                     1996
                                                                                     ----------------        -----------
Current assets:
   Cash and cash equivalents                                                            $   696,282              $  150,316
   Current portion of accounts receivable, net of
     allowance for doubtful accounts of $1,164,953
     and $18,985 in 1997 and 1996                                                           162,158                 315,089
   Inventory, current portion                                                               137,645                 455,461
   Commission advances, less allowance for doubtful
     accounts of $37,749 in 1997                                                             -                      181,172
   Other current assets                                                                      14,066                  21,878
                                                                                        -----------             -----------

           Total current assets                                                           1,010,151               1,123,916
                                                                                        -----------             -----------

Property and equipment, net                                                                 102,228                 115,762
                                                                                        -----------             -----------

Other assets:
   Accounts receivable, net of current portion                                               -                      620,569
   Inventory, net of current portion                                                        160,613                    -
   Commission advances to related parties                                                   268,488                 232,932
   Security deposits                                                                         22,765                  16,695
                                                                                        -----------             -----------

           Total other assets                                                               451,866                 870,196
                                                                                        -----------             -----------

           Total assets                                                                  $1,564,245              $2,109,874
                                                                                        ===========             ===========


                       See notes to financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 1997 AND 1996




                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                           1997                     1996
                                                                                     ----------------        ----------------
Current liabilities:
   Current portion of amounts due to officer and former
     officer                                                                          $     224,081            $    469,275
   Accounts payable and accrued liabilities including
     $212,077 and $210,979 to related parties in 1997
     and 1996                                                                               263,933                 253,176
   Bank line of credit                                                                         -                    110,000
   Accrued income tax audit and related interest                                            138,000                    -
   Income taxes payable                                                                     246,839                    -
                                                                                        -----------             -----------

           Total current liabilities                                                        872,853                 832,451

Long-term portion of amounts due to officer                                               1,523,007               1,227,350
                                                                                        -----------             -----------

           Total liabilities                                                              2,395,860               2,059,801
                                                                                        -----------             -----------

Stockholders' equity (deficiency):
   Common stock, $.025 par value per share; authorized
     15,000,000 shares, issued 3,962,058 shares in 1997
     and 1996                                                                                99,051                  99,051
   Additional paid-in capital                                                             2,293,272               2,124,272
   Accumulated deficit                                                                 (  3,221,610)           (  2,170,922)
                                                                                        -----------             -----------

                                                                                       (    829,287)                 52,401

   Less treasury stock, 1,328 shares in 1997 and 1996,
     at cost                                                                           (      2,328)           (      2,328)
                                                                                        -----------             -----------

           Total stockholders' equity (deficiency)                                     (    831,615)                 50,073
                                                                                        -----------             -----------

           Total liabilities and stockholders' equity (deficiency)                      $ 1,564,245             $ 2,109,874
                                                                                        ===========             ===========


                       See notes to financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                       1997                 1996
                                                                  ---------------      ---------------
Rentals and sales, net of returns and
   allowances                                                         $2,616,292           $1,688,550

Cost of sales and rentals                                                272,195               98,762
                                                                     -----------           ----------

             Gross margin                                              2,344,097            1,589,788
                                                                     -----------           ----------

Operating expenses
   Selling, general and administrative                                 1,571,799            1,382,015
   Provision for doubtful accounts                                     1,198,384                 -
   Interest expense (including $28,000 in 1997
     related to an income tax audit; balance
     principally to related parties)                                     225,166              188,406
                                                                     -----------           ----------

             Total operating expenses                                  2,995,349            1,570,421
                                                                     -----------           ----------

Income (loss) from operations                                        (   651,252)              19,367

Interest and other income                                                 24,131                2,991
                                                                     -----------           ----------

Income (loss) before income taxes                                    (   627,121)              22,358

Income taxes, all current                                                423,567                6,096
                                                                     -----------           ----------

Net income (loss)                                                    ($1,050,688)          $   16,262
                                                                     ===========           ==========

Basic  and diluted earnings (loss) per share                         ($      .27)          $      .00
                                                                     ===========           ==========

                       See notes to financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                                   Total
                                                           Additional                                          Stockholders'
                                Common Stock Issued         Paid-In     Accumulated       Treasury Stock          Equity
                                Shares        Amounts       Capital       Deficit       Shares     Amounts     (Deficiency)
                             ------------     -------     -----------   -----------     ------     -------     ------------
Balance, January 1, 1996        3,962,058     $99,051      $2,124,272   ($2,187,184)     1,328     ($2,328)    $     33,811

   Net income                      -             -              -            16,262       -           -              16,262
                             ------------    --------      ----------   -----------     ------     -------     ------------

Balance, December 31, 1996      3,962,058      99,051       2,124,272   ( 2,170,922)     1,328     ( 2,328)          50,073

Stock options granted to non-
   employee                        -             -            169,000          -          -           -             169,000

   Net loss                        -             -              -       ( 1,050,688)      -           -        (  1,050,688)
                             ------------    --------      ----------   -----------     ------     -------      -----------

Balance, December 31, 1997      3,962,058     $99,051      $2,293,272   ($3,221,610)     1,328     ($2,328)    ($   831,615)
                             ============    ========      ==========   ===========     ======      ======      ===========



                       See notes to financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                          1997                 1996
                                                                    ----------------     ---------------
Operating activities:
   Net income (loss)                                                  ($1,050,688)          $  16,262
                                                                       ----------           ---------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation                                                        19,682              12,890
       Provision for losses on accounts receivable                      1,198,384                -
       Provision for losses on commission advances                         37,749                -
       Deferred salaries and accrued interest
         (officer and former officer)                                     172,076             130,656
       Stock options granted to non-employees                             169,000                -
       Changes in assets and liabilities:
         Accounts receivable                                          (   424,884)         (  157,785)
         Inventories                                                      195,908              62,458
         Other current assets                                               7,812          (   10,319)
         Commission advances                                              107,867              23,388
         Security deposits                                            (     6,070)               -
         Accounts payable and accrued liabilities                          10,757          (  197,482)
         Accrued tax examination change and
           related interest                                               138,000               -
         Income taxes payable                                             246,839               -
                                                                       ----------           ---------

             Total adjustments                                          1,873,120          (  136,194)
                                                                       ----------           ---------

             Net cash provided by (used in)
               operating activities                                       822,432          (  119,932)
                                                                       ----------           ---------

Net cash used in investing activities, capital
    expenditures                                                      (    44,853)               -
                                                                       ----------           ---------

Financing activities:
   Loans from officers                                                     60,438              50,000
   Repayments to officers                                             (   182,051)         (  112,069)
   Net borrowings (repayments) under bank
     line-of-credit                                                   (   110,000)            110,000
                                                                       ----------           ---------

             Net cash provided by (used in)
               financing activities                                   (   231,613)             47,931
                                                                       ----------           ---------

             Net increase (decrease) in cash                              545,966          (   72,001)

Cash and cash equivalents, beginning of year                              150,316             222,317
                                                                       ----------           ---------

Cash and cash equivalents, end of year                                 $  696,282            $150,316
                                                                       ==========            ========

                                                        (Continued)

                       See notes to financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                          1997                 1996
                                                                       ------------        ------------
Cash paid during the years for:
   Interest                                                              $144,370             $53,580
                                                                         ========             =======

   Income taxes                                                          $ 48,345             $35,555
                                                                         ========             =======

Supplementary information:

    Non-cash investing and financing activities:
      Reclassification of machines included in
        equipment to inventory                                          $  38,705             $59,199
                                                                        =========             =======


                       See notes to financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1.    Description of Business and Summary of Significant Accounting Policies

      Description of Business and Concentrations

      Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practice and on prescription in a patient's home throughout the United States. A number of insurance companies reimburse for treatment. During 1997 and 1996, approximately 30% and 36% of revenue were from rentals to patients covered through Medicare (see Note 2). During 1997, approximately 46% of revenue was from sales to one customer. The Company does not require collateral for its accounts receivable.

      Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts and components and the specific identification method for finished goods. When equipment on rental is sold, the net book value of the equipment is included with cost of sales and the proceeds are included with sales.

      The Company classifies machinery which has never been rented and held for sale as inventory.

      Depreciation

      Depreciation is computed based on a straight-line method over the estimated useful lives of the related assets, ranging from five to fifteen years.

      Income Taxes

      The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




1. Description of Business and Summary of Significant Accounting Policies (Continued)

      Earnings Per Share

      The Company adopted SFAS No. 128, "Earnings Per Share," in 1997. In accordance with SFAS No. 128, the Company has presented both basic net income (loss) per share and diluted net income (loss) per share in the financial statements for all periods presented.

      New Accounting Standards

      The Financial Accounting Standards Board has recently issued Statement of Financial Accounting (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Retirement Benefits." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's financial position, results of operations or cash flows.

      Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for accounts receivable allowance, depreciation and amortization, inventory and income taxes.

      Financial Instruments

      Fair values of financial instruments are estimates that, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analysis which utilize current interest rates for similar financial instruments with comparable terms and credit equity.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


1. Description of Business and Summary of Significant Accounting Policies (Continued)

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


2.    Accounts Receivable

      At December 31, 1997 and 1996, accounts receivable included approximately $1,036,000 and $785,000, respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. Medicare has not assigned a separate code for this treatment and most claims for reimbursement from Medicare are denied when submitted. In these cases, the Company has to institute the administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge ("ALJ") of the Social Security Administration. Through December 31, 1997, the Company had received totally favorable decisions in all claims going through this procedure.

      On September 10, 1997 and on October 28, 1997 the Health Care Financing Administration of the United States Department of Health & Human Services Departmental Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain decisions made earlier in 1997 wherein an ALJ had concluded that the Company's diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company was notified that the Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest. With respect to the September 10, 1997 notification, the Council vacated the ALJ's decision and remanded the cases back to an ALJ for further proceedings including a new decision. In view of (1) the foregoing and (2) the lack of significant collections and age of the receivables, the Company has provided an allowance of approximately $1,007,000, the remaining uncollected balance as of October 12, 1998. In connection with the above, the Company (1) provided an allowance for doubtful accounts of $37,949 for commission advances and (2) reversed accrued commissions payable of $58,197.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



3.    Inventories

                                                   1997               1996
                                                -----------        -----------

      Parts, components and sub-assemblies       $  75,845           $129,995
      Finished goods                               222,413            325,466
                                                 ---------          ---------
                                                  $298,258           $455,461
                                                 =========          =========

      The Company's inventory quantities currently exceeds its annual sales quantities. The Company is expanding its distribution network to try to facilitate the movement of its inventory. The Company's inventory value has been written down to estimated net realizable value. As of December 31, 1997 and 1996, the above amounts are net of an allowance for inventory obsolescence of $193,278 and $101,278, respectively. Inventory at December 31, 1997, not expected to be sold within one year, is classified as a non-current asset.


4.    Commission Advances and Accrued Commissions

      Commission advances represents cash advances by the Company to several of its independent sales representatives, which are to be applied against future sales made by the representatives. These advances are non-interest bearing. See Note 6 for commission advances to related parties. Accrued commissions are generally paid upon receipt of accounts receivable.

5.    Fair Values of Financial Instruments

      As of December 31, 1997 and 1996, the fair value of cash equals its carrying value.

      The fair values of the Company's liabilities due to officer and former officer approximates carrying values.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


6.    Related Party Transactions

      Due to Officer and Former Officer

      Due to officer (President) and former officer at December 31, 1997 and 1996 consists of the following:

                                 Accrued        Accrued         Cash
                                 Interest       Salaries      Advances       Total
                                ----------      --------      ---------     ----------
      December 31, 1997:
         Officer                $  971,870      $579,386       $71,751      $1,623,007
         Former officer             94,004        30,077          -            124,081
                                ----------      --------       -------      ----------

                                $1,065,874      $609,463       $71,751      $1,747,088
                                ==========      ========       =======      ==========

      December 31, 1996:
         Officer                $  932,676      $579,386       $71,751      $1,583,813
         Former officer             82,735        30,077          -            112,812
                                ----------      --------       -------      ----------

                                $1,015,411      $609,463       $71,751      $1,696,625
                                ==========      ========       =======      ==========

      There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of the years in the two-year period ended December 31, 1997, the President of the Company did not earn any renumeration for the services he provided.

      The President of the Company agreed not to demand repayment of $1,523,007 of the above amounts due him prior to January 1, 1999 and, accordingly, such amount has been classified as a long-term liability.

      Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities as of December 31, 1997 and 1996 included $212,077 and $210,979, respectively, representing unpaid salaries and interest thereon, to parties related to the President of the Company. Salaries and interest incurred for these individuals during 1997 and 1996 were $25,873 and $43,900, respectively.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

6.    Related Party Transactions (Continued)

      Interest

      Interest is charged on all amounts due to officers and former officer and other related parties at the bank's current prime rate, plus two percent, compounded monthly.

      Due from Related Parties

      One of the Company's directors who is a son of the President and served as an independent sales representative for the Company has now joined the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1997 and 1996 were approximately $142,000 and $87,200, respectively.

      As of December 31, 1997 and 1996, the Company had commission advances to these individuals in the amount of $268,488 and $232,932. They are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.


7.    Property and Equipment

      Property and equipment, at cost, at December 31, 1997 and 1996 consisted of the following:

                                             1997                  1996
                                             ----                  ----
      Rental equipment                     $159,244              $177,283
      Autos                                  15,500                 5,000
      Furniture and fixtures                 58,262                58,262
      Machinery and equipment                 7,875                 7,875
      Office equipment                       15,878                 6,465
      Computer equipment                      7,829                 7,829
                                           --------              --------
            Total property and equipment    264,588               262,714

      Less accumulated depreciation         162,360               146,952
                                           --------              --------
                                           $102,228              $115,762
                                           ========              ========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

8.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at December 31, 1997 and 1996 consisted of the following:

                                                                    1997                    1996
                                                                  --------                --------
      Accrued expenses and interest thereon (see Note 6)          $212,097                $210,979
      Accrued commissions payable (see Note 2)                        --                    20,537
      Accounts payable and other accrued liabilities                51,836                  21,660
                                                                  --------                --------
                                                                  $263,933                $253,176
                                                                  ========                ========


9.    Commitments

      The Company has a short-term operating lease on its premises located in Great Neck, New York through December 31, 1998. Minimum rental payments under the terms of the lease for 1998 are $112,360.

      Rent expense for the years ended December 31, 1997 and 1996 was approximately $111,500 and $106,500, respectively.


10.   Income Taxes

      The annual provision for income taxes for the years ended December 31, 1997 and 1996 consisted of the following:

                                                                    1997                    1996
                                                                  --------                 ------
      Computed Federal and State taxes                            $313,567                  $6,096

      Income tax audit (a)                                         110,000                    --
                                                                  --------                  ------
                                                                  $423,567                  $6,096
                                                                  ========                  ======

      (a) The Internal Revenue Service is presently examining the tax returns of the Company for the years 1993, 1994 and 1995. The Company has accrued $138,000, representing the tax and interest it believes it will owe as a result of the examination and an accrual for related state taxes.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

10.   Income Taxes (Continued)

      The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                                    1997                  1996
                                                                  --------               -------
           Expected tax (benefit)                                ($213,000)               $8,000
           Increase in allowances                                  403,000                  --
           Stock compensation                                       57,000                  --
           Income tax audit                                        120,000                  --
           Accrued interest to officer and spouse                   17,000                  --
           State income taxes, net of Federal income tax benefit    23,000                  --
           Other                                                    17,000               ( 2,000)
                                                                  --------                ------
                                                                  $424,000                $6,000
                                                                  ========                ======

      Deferred tax assets at December 31, 1997 and 1996 consisted of the following:

                                                                    1997                 1996
                                                                  --------              -------
      Deferred tax assets:
         Accrued salaries and interest                          $  702,000              $382,000
         Allowance for doubtful accounts                           481,000                 7,594
         Stock compensation                                         68,000                  --
         Other                                                      19,000                  --
                                                                ----------             ---------
                Gross deferred tax assets                        1,270,000               389,594

      Deferred tax liabilities                                        --                    --
                                                                ----------             ---------
               Net deferred assets before valuation allowance    1,270,000               389,594

      Deferred tax assets valuation allowance                  ( 1,270,000)            ( 389,594)

                                                                $     --               $    --
                                                                ==========             =========

      The Company has provided a valuation allowance of 100% based on its prior experience of not realizing the benefit of the deferred tax assets and the uncertainty of realizing such benefit in the future.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



11.   Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("EPS"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. All earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirement.

                                                     For The Year Ended 1997
                                    -------------------------------------------------------
                                   Income (Loss)               Shares              Per-Share
                                    (Numerator)             (Denominator)          Amount
                                    -----------             -------------        ----------
        Basic and Diluted  EPS
         Net loss                   ($1,050,688)              3,960,730            ($.27)
                                     ==========               =========             ====


                                                    For The Year Ended 1996
                                    -------------------------------------------------------
                                       Income                 Shares              Per-Share
                                    (Numerator)             (Denominator)          Amount
                                    -----------             -------------        ----------
        Basic and Diluted EPS
         Net income                     $16,262               3,960,730             $.00
                                        =======               =========             ====


      All options outstanding during 1997 were anti-dilutive. In 1996, there were no potentially dilutive shares.


12.   Bank Line of Credit

      The Company has a line of credit with Fleet Bank for $200,000 due on demand. On December 31, 1996, the Company had an outstanding balance of $110,000 on this line. There was no balance due as of December 31, 1997. As of May 1, 1998, the line bears interest at 1.5% above prime (previously thereto, the rate was 2% above prime) and the bank has a security interest in substantially all of the assets of the Company. The line is guaranteed by the President of the Company and he has agreed to subordinate $977,350 of amounts due him.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


13.   Advertising and Promotions

      Advertising and promotion costs were approximately $27,000 and $12,200 in 1997 and 1996, respectively.


14.   Reclassification of Equity Accounts

      During 1997, the Company discovered an error in the number of common shares issued and outstanding. The Company determined that there were 206 more shares outstanding than had been previously recorded. The accompanying financial statements reflect the correction of the error. This had no effect on net income (loss), earnings (loss) per share or total shareholders' equity (deficiency).


15.   Stock Options

      On March 27, 1997, the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the purchase price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.625 per share from March 27, 1998 for the balance of the term of the option. The option was to terminate on March 27, 2002. By a letter dated March 28, 1997, the President notified the Company that he wished to exercise his option, but that the shares would not be released to him until he had arranged for the payment of the shares. By letter dated November 15, 1997, the President notified the Company that the agreement was null and void and of no further force or effect, and that the March 27, 1997 exercise of such option was null and void.

      On March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,200,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, 100,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. In addition, the representative earned a $240,000 commission on the transaction. These stock options must be exercised within 120 days after the market price is maintained for 30 days at a price of $5.00 per share for 100,000 shares, $6.00 a share for the next 100,000 shares, and $7.00 a share for the final 100,000 shares. The applicable rights are lost if the options are not exercised before 120 days after the above market prices are maintained for 30 days. Management has determined the fair value of the options granted to the representative to be $169,000 and, accordingly, has recorded this expense in its 1997 financial statements. The fair value of the option has been calculated in accordance with Statement of Financial Accounting Standards No. 123 using the Black-Scholes method. It was estimated that the stock options will be exercised over a three-year, four-year and five-year period. A risk-free interest rate of 6.5% was deemed appropriate.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


16.   Litigation

      The Company is involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of contract, interference with contract and breach and participation in breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal Law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages.

      It is impossible for counsel at this time to assess the defendants' counterclaims. Management for the Company believes that the defendants, at this time may not have significant assets and that all of the counterclaims are without merit.


17.   Fourth Quarter Adjustments (Unaudited)

      During the fourth quarter of the year ended December 31, 1997, the Company recorded the following adjustments; sales were reduced for the non-reimbursable portion of Medicare accounts receivable of approximately $160,000; the fair value of a stock option granted to one of its representatives in the amount of $169,000 applicable to March 31, 1997; an allowance for doubtful accounts of approximately $1,007,000 relating to Medicare accounts receivable was recorded; and inventory was written down to lower of cost or market by $92,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIAPULSE CORPORATION OF AMERICA
                                                      Registrant

                                            By: /s/Jesse Ross
                                                -----------------------------
                                                   Jesse Ross - President

Date: November 3, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                                       Date
-----------------                                       -----

/s/ Jesse Ross                                          November 3, 1998
---------------------------
Name:  Jesse Ross
Title: President, Director and
       Chairman of the Board