Form 10KSB
period 1998-12-31
DIAPULSE CORP OF AMERICA
filed 1999-05-21
CIK 28742

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Year Ended December 31, 1998

                          Commission file number 132-3
--------------------------------------------------------------------------------

                         DIAPULSE CORPORATION OF AMERICA
             (Exact name of registrant as specified on its charter)

         Delaware                                       13-5671991
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization)                       Identification number)


         321 East Shore Road
         Great Neck, New York                             11023
   (Address of principal offices)                       (Zip Code)


Registrant's telephone number
including area code                                  (516)-466-3030

--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                    COMMON STOCK, PAR VALUE $0.025 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X              No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenue for its most recent fiscal year ended December 31, 1998:
$1,490,282.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 1999 as reported by an independent market maker:
$1,505,582.

Number of shares outstanding of each of the registrant class of common stock as of March 31, 1999: 3,960,730.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS

                                     PART I.

Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to Vote of Security Holders

                                    PART II.

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.           Financial Statements
Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

                                    PART III.

Item 9.           Directors and Executive Officers of the Registrant
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners and Management
Item 12.          Certain Relationships and Related Transactions

                                    PART IV.

Item 13.          Exhibits, Financial Statements and Reports on Form 8-K

Signatures

Financial Statements

                                     PART I

ITEM 1.           BUSINESS

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practices and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 1997.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. Medicare reimbursement, however, represented 1% and 30% of the Registrant's revenue for 1998 and 1997, respectively.

                  The Registrant rents and sells Diapulse machines to hospitals, nursing homes and physicians, and rents its equipment to individuals covered by Medicare and private insurance companies whose claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance; reimbursements have also been received from private insurance. Reimbursements have also been received from Medicare following administrative procedures.

                  Backlog - The Registrant has sufficient inventory of complete units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

                  Patents - The Registrant has patents whose rights thereunder expire in 1999. New patents (patents pending) have been applied for in 1996, 1997 and 1998.

                  Employees - The registrant has thirty-six full-time and part-time employees and commission sales representatives.

ITEM 2.           PROPERTIES

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2001 for minimum rental payments as follows:
                  December 31, 1999 - $99,700, December 31, 2000 - $118,142 and
                  December 31, 2001 - $121,686. The premises are used as national and international headquarters for the Company as well as for research and development. In addition, the registrant leases approximately 100 sq. ft. at a cost of $2,580 per year in Carlsbad, California for a sales office.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company is involved as plaintiff in litigation filed in August 1994, (the "Action"). In the Action, the Company alleged deceptive acts and practices, false advertising, unfair competition, breach of contract, interference with contract and breach and participation in breach of fiduciary duty under New York law and under Federal law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages. It is impossible for counsel at this time to assess the defendants' counterclaims. Management for the Company believes that the defendants, at this time, may not have significant assets and that all of the counterclaims are without merit.

                  On September 10, 1997 and on October 28, 1997 the Health Care Financing Administration of the Untied States Department of Health & Human Services Departmental Appeals Board (the "Appeals Board") notified the Company that the Medicare Appeals Council (the "Council") had decided to review certain decisions made earlier in 1997 wherein an administrative law judge ("ALJ") had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and, therefore, the Company was entitled to be paid. The Company was notified that the Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest. With respect to the September 10, 1997 notification, the Council vacated the ALJ's decision and remanded the cases back to an ALJ for further proceedings including a new decision. In view of (1) the foregoing and (2) the lack of significant collections and age of the receivables, the Company has provided an allowance for doubtful receivables of approximately $1,493,000, the remaining uncollected balance as of December 31, 1998.

                  The Company is involved as a defendant in litigation, commenced on June 19, 1997, with a former employee. The complaint alleges that the Company entered into a salary-loan agreement in the amount of $94,064 with the employee and that said amount was not paid. The Company is vigorously defending the lawsuit on the grounds that (1) the amount was only to be paid when the Company had sufficient funds to make the payments and (2) the action is barred by the applicable statute of limitations. The Company also interposed a counterclaim for the misuse of corporate funds. The parties are currently conducting discovery; an evaluation of the likely outcome cannot be made at this early stage of the litigation. The liability for the amount in question is reflected on these financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  No matters were submitted to a vote of securities holders during the period covered by this report.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS

                  The Registrant's common stock is traded on the NASDAQ over-the-counter market, under the symbol DIAC. The high and low bid information for the last two fiscal years is listed below. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                              Quarter Ended
                            -------------------------------------------------------------------------------------
                                                 1998                                          1997
                            ---------------------------------------------       ---------------------------------
                            3/31         6/30         9/30        12/31         3/31      6/30     9/30     12/31
                            ----         ----         ----        -----         ----      ----     ----     -----
                    Low
                    Bid:   .75          .75          .25          .07            .63      2.38     2.38     1.22

                    High
                    Bid    .75          .75          .25          .22            .63      2.53     2.38     1.22


                  As of December 31, 1998, there were approximately 1500 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 1998, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 38 publications on Medline which mention Diapulse.

                  Net Revenues - During the year ended December 31, 1998 net revenues decreased 43% as compared to the year ended December 31, 1997. This decrease was primarily due to a decline in sales of equipment.

                  Cost of Sales - During the year ended December 31, 1998 cost of sales decreased $152,201 as compared to the year ended December 31, 1997 due primarily to the decrease in the sales of equipment.

                  Operating Expenses - Operating expenses, exclusive of interest, decreased by $929,722 in 1998 as compared with 1997 due to the reduction of sales of equipment.

                  Interest Expense - Interest expense from 1997 to 1998 decreased by $20,657 due to decrease in taxes payable.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                  LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 1998, the Registrant had working capital of $15,412. Working capital as of December 31, 1997 was $137,298.

                  The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

                  WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                                              December 31,              December 31,
                                                                  1998                      1997
                                                              ------------              ------------
                  Working Capital                             $15,412                   $137,298
                  Current ratio                               1.03 to 1.0               1.2 to 1.0
                  Quick ratio                                 .60 to 1.0                .98 to 1.0


                  IMPACT OF YEAR 2000 ISSUE

                  The Company is in the process of assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year due to the year 2000 issue.


ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                  The executive officers and key employees of the Company as of March 31, 1999 were as follows:

                     Name                  Age         Title

                     Jesse Ross            76          President, Director and
                                                       Chairman of the Board

                     David M. Ross         50          Director

                     Howard Mann           63          Director

                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full-time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. He was an independent sales representative and consultant in 1997.

                  Howard Mann became a Director of the Company during 1996.

                               BOARD OF DIRECTORS

                  Directors are elected at the annual meeting of the Company's stockholders to hold office until the next annual meeting and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors and may receive such compensation for their services as is fixed from time to time by resolution of the Board.

                             DIRECTORS' COMPENSATION

                  Directors of the Company currently receive no compensation for their service as such.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 1998, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 1998, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 1998. For the year ending December 31, 1998 the President deferred $100,000 of salary.

                                                                                               Long Term
                                                                                         Compensation Awards -
                                                                           Other              Securities
         Name and                                                          Annual         Underlying Options        All Other
    Principal Position        Year     Salary ($)      Bonus ($)        Compensation            (#)               Compensation
    ------------------        ----     ----------      ---------        ------------      ------------------     ------------
Jesse Ross                  1998           0               0                 --                    0                   0
President, Director and     1997           0               0                 --                    0                   0
Chairman of The Board       1996           0               0                 --                    0                   0
------------------------------------

                       OPTION GRANTS IN LAST FISCAL YEAR

                  The following table contains information concerning stock option grants made to each of the named executive officers in fiscal 1998. No stock appreciation rights were granted to these individuals during such year.

                                INDIVIDUAL GRANTS


                                                           Percent of Total
                                                          Options Granted to
                               Number of Securities      Employees in Fiscal
           Name                 Underlying Options               Year                   Exercise                 Expiration
           ----                    Granted (#)                   ----                  Price ($/Sh)                  Date
                                   -----------                                         ------------                  ----
Jesse Ross                              0                        --%                       --                        --


                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

                  The following table sets forth information concerning option exercises and option holdings for the fiscal year 1998 with respect to each of the named executive officers. No named executive officers exercised any options during such year.

                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                        Number of Securities           Value of Unexercised
                                                                        Underlying Unexercised         In-the-Money Options
                                                                        Options at Fiscal Year         At Fiscal Year End ($)
                        Shares Acquired                                 End (#)                              Exercisable/
      Name              On Exercise (#)          Value Realized ($)     Exercisable/Unexercisable          Unexerciseable
      ----              ---------------          ------------------     -------------------------      ----------------------
Jesse Ross                     0                         --                 0 exercisable/           $ 0 exercisable/
                                                                            0 unexercisable          $ 0 unexercisable


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

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and director of the Registrant as of December 31, 1998.

                        Name of             Amount and Nature of      Percent
                  Beneficial Owner          Beneficial Ownership      of Class
                  ----------------          --------------------      --------
                  Jesse Ross                    2,181,750 (i)           55.07%
                  All officers and directors
                  as a group (1 person)         2,181,750               55.07%

                  (i) Includes certain shares owned by the wife and other
                      relatives of this individual

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company, and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1998 and 1997 were approximately $130,500 and $142,000, respectively.

                  As of December 31, 1998 and 1997, the Company had aggregate commission advances to these individuals in the amount of $299,638 and $268,488, respectively. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  There are other individuals that currently work or have worked for the Company who are related to the President. The amounts due these individuals for accumulated salaries and interest thereon, at December 31, 1998 and 1997, were $223,590 and $212,097, respectively. Salaries and interest incurred for these individuals during 1998 and 1997 were approximately $42,954 and $25,873, respectively.

                                 COMPANY POLICY

                  The Company believes that each of the foregoing transactions embodies terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. Any ongoing or future transactions between the Company and its officers, directors, principal stockholders, or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent and disinterested directors. Any future loans to officers, directors, principal stockholders, or affiliates will be made for a bonafide business purpose, on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the Company's independent and disinterested directors.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

                  During the quarter ended December 31, 1998, a Report on Form 8-K was filed by the Registrant to report a change of auditors.

                  Financial Statements - The financial statements commence at page F-1 and are filed as part of this annual report on Form 10KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           DIAPULSE CORPORATION OF AMERICA
                                                      Registrant



                                           By:  /s/ Jesse Ross
                                               ----------------------------
                                                    Jesse Ross - President

Date: May 20, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                                         Date
-----------------                                         ----
/s/ Jesse Ross                                            May 20, 1999
Name:  Jesse Ross
Title: President, Director and
       Chairman of the Board
       (Principal Executive Officer
       and Principal Financial and
       Accounting Officer)

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


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

    Financial statements:

         Balance sheets                                               F-4 - F-5

         Statements of operations                                        F-6

         Statements of stockholders' equity (deficiency)                 F-7

         Statements of cash flows                                     F-8 - F-9

         Notes to financial statements                               F-10 - F-21

Granick & Gendler
    CERTIFIED PUBLIC ACCOUNTANTS
        -----------------------------------------------------------------------
                                       60 EAST 42ND STREET
                                       NEW YORK, N.Y. 10165
                                       (212) 697-1075


               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 1998, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                /s/ Granick & Gendler
                                                    GRANICK & GENDLER
                                                    Certified Public Accountants


New York, New York
March 2, 1999

               Report of Independent Certified Public Accountants

Stockholders of
Diapulse Corporation of America
Great Neck, New York

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 1997 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                       DIAPULSE CORPORATION OF AMERICA

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

ASSETS

                                                           1998          1997
                                                           ----          ----
Current assets:
     Cash and cash equivalents                          $  319,868  $  696,282
     Current portion of accounts receivable, net of
         allowance for doubtful accounts of $1,493,000
         and $1,164,953 in 1998 and 1997 (Note 2)           38,440     162,158
     Inventory, current portion (Note 3)                   195,418     137,645
     Commission advances, less allowance for doubtful
         accounts of $11,306 and $37,749 in 1998 and 1997   43,034         ---
     Other current assets                                   15,953      14,066
                                                        ----------  ----------
               Total current assets                        612,713   1,010,151
                                                        ----------  ----------

Property and equipment, net                                 34,775     102,228
                                                        ----------  ----------
Other assets:
     Accounts receivable, net of current portion            98,923         ---
     Inventory, net of current portion (Note 3)            146,125     160,613
     Commission advances to related parties                299,638     268,488
     Security deposits                                      24,168      22,765
                                                        ----------  ----------
               Total other assets                          568,854     451,866
                                                        ----------  ----------
               Total assets                             $1,216,342  $1,564,245
                                                        ==========  ==========

  The accompanying Notes are an integral part of these financial statements.

                       DIAPULSE CORPORATION OF AMERICA

                          DECEMBER 31, 1998 AND 1997



                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


                                                      1998          1997
                                                      ----          ----
Current liabilities:
  Current portion of amounts due to officer/
  stockholder and former officer                   $   228,822  $   224,081
  Accounts payable and accrued liabilities
    including $223,590 and $212,077 to related
    parties in 1998 and 1997 (Note 6)                  309,979      263,933
  Bank line of credit                                   50,000          ---
  Accrued income tax audit and related interest          8,500      138,000
  Income taxes payable                                     ---      246,839
                                                   -----------  -----------
      Total current liabilities                        597,301      872,853

Long term portion of amounts due to officer          1,692,980    1,523,007
                                                   -----------  -----------
      Total liabilities                              2,290,281    2,395,860
                                                   -----------  -----------

Commitments (Note 9)

Stockholders' (deficiency):
  Common stock, $.025 par value per share;
    authorized 15,000,000 shares, issued
    3,962,058 shares in 1998 and 1997                   99,051       99,051
  Additional paid-in capital                         2,293,272    2,293,272
  Accumulated deficit                               (3,463,934)  (3,221,610)
                                                   -----------  -----------
                                                    (1,071,611)    (829,287)

  Less treasury stock, 1,328 shares in 1998
    and 1997, at cost                                   (2,328)      (2,328)
                                                   -----------  -----------

      Total stockholders' (deficiency)              (1,073,939)    (831,615)
                                                   -----------  -----------

      Total liabilities and stockholders'
        (deficiency)                               $ 1,216,342  $ 1,564,245
                                                   ===========  ===========


  The accompanying Notes are an integral part of these financial statements.

                       DIAPULSE CORPORATION OF AMERICA

                           STATEMENT OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                      1998          1997
                                                      ----          ----
Revenue:
Rental income                                     $1,405,282    $1,393,154
Sale of machinery                                     85,000     1,223,138
                                                  ----------    ----------
      Total revenue                                1,490,282     2,616,292

Cost of sales and rentals                            119,994       272,195
                                                  ----------    ----------
      Gross margin                                 1,370,288     2,344,097
                                                  ----------    ----------
Operating expenses:
  Selling, general and administrative              1,334,632     1,571,799
  Provision for doubtful accounts                    505,829     1,198,384
  Interest expense (including $28,000 in 1997
    related to an income tax audit; balance
    principally to related parties)                  204,509       225,166
                                                  ----------    ----------
      Total operating expenses                     2,044,970     2,995,349
                                                  ----------    ----------
(Loss) from operations                              (674,682)     (651,252)
Interest and other income                             21,118        24,131
                                                  ----------    ----------
(Loss) before income taxes                          (653,564)     (627,121)
Income taxes (Note 10)                              (411,240)      423,567
                                                  ----------    ----------
Net (loss)                                         ($242,324)  ($1,050,688)
                                                  ==========    ==========
Basic and diluted (loss) per share (Note 11)      ($     .06)  ($      .27)
                                                  ==========    ==========
Weighted average number of common shares
  outstanding                                      3,960,730     3,960,730
                                                  ==========    ==========

  The accompanying Notes are an integral part of these financial statements.

                                                  DIAPULSE CORPORATION OF AMERICA

                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                               YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                                                                          Total
                                                                                                                       Stockholders'
                                                Common Stock          Additional     Accumulated    Treasury   Stock      Equity
                                           Shares  Issued Amounts   Paid-In-Capital     Deficit      Shares   Amounts  (Deficiency)
                                           ------  --------------   ---------------     -------      ------   -------  ------------
Balance, January 1, 1997                 3,962,058    $99,051      $2,124,272        ($2,170,922)    1,328    ($2,328)  $    50,073

Stock Options granted to non-employees      ---         ---           169,000             ---         ---        ---        169,000

    Net loss                                ---         ---             ---           (1,050,688)     ---        ---     (1,050,688)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1997               3,962,058    $99,051      $2,293,272        ($3,221,610)    1,328    ($2,328)    ($831,615)

    Net loss                                                                            (242,324)                          (242,324)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1998               3,962,058    $99,051      $2,293,272        ($3,463,934)    1,328    ($2,328)  ($1,073,939)
                                         =========    =======      ==========        ===========     =====    =======   ===========


      The accompanying Notes are an integral part of these financial statements.

                       DIAPULSE CORPORATION OF AMERICA

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                           1998         1997
                                                           ----         ----
Operating activities:
         Net (Loss)                                     ($242,324)  ($1,050,688)
                                                        ---------   -----------

Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities:
         Depreciation                                      12,125        19,682
         Provision for losses on accounts receivable      505,829     1,198,384
         Provision for losses on commission advances       11,306        37,749
         Deferred salaries and accrued interest
           (officer and former officer)                   343,521       172,076
         Stock options granted to non-employees               ---       169,000

         Changes in assets and liabilities:
           Accounts receivable                           (481,034)     (424,884)
           Inventories                                    (43,285)      195,908
           Other current assets                            (1,887)        7,812
           Commission advances                            (85,490)      107,867
           Security deposits                               (1,403)       (6,070)
           Accounts payable and accrued liabilities      (123,522)       10,757
           Accrued tax examination change and
             related interest                            (129,500)      138,000
           Income taxes payable                          (246,839)      246,839
                                                        ---------   -----------
               Total adjustments                         (240,179)    1,873,120
                                                        ---------   -----------
               Net cash provided by (used in)
                 operating activities                    (482,503)      822,432
                                                        ---------   -----------
Net cash provided by (used in) investing activities
           Capital Expenditures                               ---       (44,853)
           Disposition of Assets                           55,328           ---
                                                        ---------   -----------
               Net cash provided by (used in)
                 investing activities                      55,328       (44,853)
                                                        ---------   -----------
Financing activities:
           Loans from officers                            200,000        60,438
           Repayments to officers                        (199,239)     (182,051)
           Net borrowing (repayments) under bank
             line-of-credit                                50,000      (110,000)
                                                        ---------   -----------
               Net cash provided by (used in)
                 financing activities                      50,761      (231,613)
                                                        ---------   -----------
               Net increase (decrease) in cash           (376,414)      545,966

Cash and cash equivalents, beginning of year              696,282       150,316
                                                        ---------   -----------
Cash and cash equivalents, end of year                  $ 319,868   $   696,282
                                                        =========   ===========

                                 (Continued)

  The accompanying Notes are an integral part of these financial statements.

                       DIAPULSE CORPORATION OF AMERICA

                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998         1997
                                                       ----         ----
Cash paid during the years for:
        Interest                                    $101,101      $144,370
                                                    ========      ========

        Income taxes                                $  3,265      $ 48,345
                                                    ========      ========
Supplementary information:

        Non-cash investing and financing activities:
          Reclassification of machines included in
            equipment to inventory                  $ 62,327      $ 38,705
                                                    ========      ========


  The accompanying Notes are an integral part of these financial statements.

                        DIAPULSE CORPORATION OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1. Description of Business and Summary of Significant Accounting Policies

   Description of Business and Concentrations

   Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the year 1998 there are no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 1998 and 1997, approximately 1% and 30%, respectively, of revenue was from rentals to patients covered through Medicare (see Note 2). During 1997, approximately 46% of revenue was from sales to one customer. In 1998 there was no major customer. The Company does not require collateral for its accounts receivable.

   Inventories

   Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts and components and the specific identification method for finished goods. When equipment on rental is sold, the net book value of the equipment is included in the cost of sales and the proceeds are included in sales.

   The Company classifies machinery which has never been rented and held for sale as inventory.

   Income Recognition

   Income from the sale of a machine is recognized upon shipping of the machine. Rental income is recognized on a monthly basis.

   Depreciation

   Depreciation is computed based on a straight-line method over the estimated useful lives of the related assets, ranging from five to fifteen years. Rental equipment is depreciated over a five-year life on a straight-line basis.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1. Description of Business and Summary of Significant Accounting Policies (Continued)

   Income Taxes

   The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.


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

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1. Description of Business and Summary of Significant Accounting Policies (Continued)

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2. Accounts Receivable

   At December 31, 1998 and 1997, accounts receivable included approximately $506,000 and $1,036,000, respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. Medicare has not assigned a separate code for this treatment and most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute the administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge ("ALJ") of the Social Security Administration. Through December 31, 1997 the Company had received favorable decisions on all claims going through this procedure.

   On September 10, 1997 and on October 28, 1997 the Health Care Financing Administration of the United States Department of Health & Human Services Departmental Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain decisions made earlier in 1997 wherein an ALJ had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company was notified that the Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest. With respect to the September 10, 1997 notification, the Council vacated the ALJ's decision and remanded the cases back to an ALJ for further proceedings including a new decision. In view of (1) the foregoing and (2) the lack of significant collections and age of the receivables, the Company has provided an allowance for doubtful receivables of approximately $1,493,000, the remaining uncollected balance as of December 31, 1998. For the year ended December 31, 1997 the Company provided an allowance of approximately $1,007,000, the remaining uncollected balance of the Medicare Accounts Receivable as of October 12, 1998. In connection with the above, the Company
   (1) provided an allowance for doubtful accounts of $11,306 and $37,949 for commission advances for the years 1998 and 1997, respectively, and (2) reversed accrued commissions payable of $99,681 and $58,197 for the years 1998 and 1997, respectively.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

3. Inventories

                                                             1998      1997
                                                             ----      ----
   Parts, components and subassemblies                    $101,994   $ 75,845
   Finished goods                                          239,549    222,413
                                                          --------   --------
                                                          $341,543   $298,258
                                                          --------   --------

   The Company's inventory quantities currently exceed its annual sales quantities. The Company is expanding its distribution network to try to facilitate the movement of its inventory. The Company's inventory value has been written down to estimated net realizable value. As of December 31, 1998 and 1997, the above amounts are net of an allowance for inventory obsolescence of $93,278 and $193,278, respectively. Inventory at December 31, 1998 and 1997, not expected to be sold within one year, is classified as a non-current asset.

4. Commission Advances and Accrued Commissions

   Commission advances represent cash advances by the Company to several of its independent sales representatives, which are to be applied against future sales made by the representatives. These advances are non-interest bearing. See Note 6 for commission advances to related parties. Accrued commissions are generally paid upon receipt of accounts receivable.

5. Fair Values of Financial Instruments

   As of December 31, 1998 and 1997, the fair value of cash equals its carrying value.

   The fair values of the Company's liabilities due to officer and former officer approximate carrying values.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

6. Related Party Transactions

   Due to Officer and Former Officer

   Due to officer (President) stockholder and former officer at December 31, 1998 and 1997 consists of the following:

                         Accrued      Accrued        Cash
                         Interest     Salaries       Advances    Total
                         --------     --------       --------    -----
     December 31, 1998:
     Officer/Stockholder $  913,594   $679,386       $200,000  $1,792,980
     Former Officer
     (Deceased)              98,745     30,077          ---       128,822
                         ----------   --------       --------  ----------
                         $1,012,339   $709,463       $200,000  $1,921,802
                         ==========   ========       ========  ==========

     December 31, 1997:
     Officer/Stockholder $  971,870   $579,386       $ 71,751  $1,623,007
     Former Officer          94,004     30,077          ---       124,081
                         ----------   --------       --------  ----------
                         $1,065,874   $609,463       $ 71,751  $1,747,088
                         ==========   ========       ========  ==========

   There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 1998 the President of the Company did not take any remuneration for the services he provided. The 1998 expense has been accrued in the Financial Statements. In 1997, the President of the Company did not earn any remuneration for the services he provided.

   In 1998 the President of the Company agreed not to demand repayment of $1,692,980 of the above amounts due him prior to January 1, 2000. In 1997 the President of the Company agreed not to demand repayment of $1,523,007 prior to January 1, 1999 and, accordingly, such amounts have been classified as long-term liabilities.

   Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities as of December 31, 1998 and 1997 included $223,590 and $212,097 (see Note 8), respectively, representing unpaid salaries and interest thereon, to parties related to the President of the Company. Salaries and interest incurred for these individuals during 1998 and 1997 were $42,954 and $25,873, respectively.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

6. Related Party Transactions (Continued)

   Interest

   Interest is charged on all amounts due to officer and former officer and other related parties at the bank's current prime rate, plus two percent, compounded monthly.

   Due from Related Parties

   One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1998 and 1997 were approximately $130,500 and $142,000, respectively.

   As of December 31, 1998 and 1997, the Company had commission advances to these individuals in the amounts of $299,638 and $268,488. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of amounts due to him to the extent of the advances.

7. Property and Equipment

   Property and equipment, at cost, at December 31, 1998 and 1997 consisted of the following:

                                                      1998                1997
                                                      ----                ----
     Rental equipment                              $ 96,916            $159,244
     Autos                                           15,500              15,500
     Furniture and fixtures                          58,262              58,262
     Machinery and equipment                          7,875               7,875
     Office equipment                                22,878              15,878
     Computer equipment                               7,829               7,829
                                                   --------            --------
        Total property and equipment                209,260             264,588

     Less accumulated depreciation                  174,485             162,360
                                                   --------            --------
                                                   $ 34,775            $102,228
                                                   ========            ========

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

8. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities at December 31, 1998 and 1997

                                                            1998         1997
                                                            ----         ----
   Accrued expenses and interest to related
         parties (see Note 6)                             $223,590     $212,097
   Accounts payable and other accrued liabilities           86,389       51,836
                                                          --------     --------
                                                          $309,979     $263,933
                                                          ========     ========
9. Commitments

   The Company has a three year operating lease on its premises located in Great Neck, New York through December 31, 2001. The Company also leased office space located in California through June 30, 1999. Minimum rental payments under the terms of the leases for 1999 are listed below.

   Rent expense for the years ended December 31, 1998 and 1997 was approximately $114,091 and $111,500, respectively.

               Minimum rental payments are as follows:
               Year Ending
               -----------
               December 31, 1999                                    $115,990
               December 31, 2000                                     118,142
               December 31, 2001                                     121,686
                                                                    --------
               Total commitment                                     $355,818
                                                                    ========

10. Income Taxes

   The annual provision for income taxes for the years ended December 31, 1998 and 1997 consisted of the following:

                                                          1998          1997
                                                          ----          ----
     Computed Federal and State taxes                  ($411,240)     $313,567
     Income tax audit (a)                                  ---         110,000
                                                        --------      --------
                                                       ($411,240)     $423,567
                                                        ========      ========

   (a) The Internal Revenue Service has examined the tax returns of the Company for the years 1993, 1994 and 1995. The Company accrued $138,000, representing the additional tax and related interest in 1997.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

10. Income Taxes (Continued)

    The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the
    (loss) before income taxes are as follows:


                                                           1998           1997
                                                           ----           ----
     Expected tax (benefit)                            ($222,000)     ($213,000)
     Increase in allowances                                ---          403,000
     Stock compensation                                    ---           57,000
     Income tax audit                                      ---          120,000
     Deferred interest to officer and spouse              31,200         17,000
     State income tax (refund) net of Federal
          income tax benefit                             (20,600)        23,000
     Deferred salary payable to officer                   34,000          ---
     Other                                                 1,100         17,000
     Federal income tax refund                          (129,600)         ---
     Net operating loss carryback                       (105,300)         ---
                                                        --------       --------
                                                       ($411,200)      $424,000
                                                        ========       ========

    Deferred tax assets at December 31, 1998 and 1997 consisted of the following:

     Deferred tax assets:                                   1998        1997
                                                            ----        ----
        Accrued salaries and interest                  $   767,200  $   702,000
        Allowance for doubtful accounts                      ---        481,000
        Stock compensation - options                        68,000       68,000
        Other                                               19,000       19,000
        Net operating loss carryforward                    162,083        ---
                                                       -----------  -----------
     Gross deferred tax assets                           1,016,283    1,270,000
     Deferred tax liabilities                                ---          ---
                                                       -----------  -----------
        Net deferred assets before valuation allowance   1,016,283    1,270,000

     Deferred tax assets valuation allowance            (1,016,283)  (1,270,000)
                                                       -----------  -----------
                                                       $     0      $     0
                                                       ===========  ===========

    The Company has provided a valuation allowance of 100% based on its prior experience of not realizing the benefit of the deferred tax assets and the uncertainty of realizing such benefit in the future.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

11. Earnings Per Share

    The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). This statement classifies earnings per share into two categories: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised.

                                          For The Year Ended 1998
                            ---------------------------------------------------
                            Income (Loss)         Shares              Per-Share
                            (Numerator)        (Denominator)          Amount
                            -------------      -------------          ------

    Basic and Diluted EPS
     Net loss                ($ 242,324)         3,960,730            ($.06)
                             ==========          =========             ====

                                         For The Year Ended 1997
                            ---------------------------------------------------
                            Income (Loss)         Shares              Per-Share
                            (Numerator)        (Denominator)          Amount
                            -------------      -------------          ------

    Basic and Diluted EPS
     Net loss                ($1,050,688)         3,960,730            ($.27)
                              ==========          =========             ====

    All options outstanding during 1998 and 1997 were anti-dilutive.

12. Bank Line of Credit

    The Company has a line of credit with Fleet Bank for $200,000 due on demand. There was no balance due as of December 31, 1997. On December 31, 1998 the Company had an outstanding balance of $50,000 that was repaid on January 5, 1999. As of December 31, 1998, the line bears interest at 1.5% above prime and the bank has a security interest in substantially all of the assets of the Company. The line is guaranteed by the President of the Company, who has agreed to subordinate $ 977,350 of his loans to the Company.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

13. Advertising and Promotions

    Advertising and promotion costs were approximately $9,500 and $27,000 in 1998 and 1997, respectively.


14. Stock Options

    On March 27, 1997, the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the purchase price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.625 per share from March 27, 1998 for the balance of the term of the option. The option was to terminate on March 27, 2002. By a letter dated March 28, 1997, the President notified the Company that he wished to exercise his option, but that the shares would not be released to him until he had arranged for the payment of the shares. By letter dated November 15, 1997, the President notified the Company that the agreement was null and void and of no further force or effect, and that the March 28, 1997 exercise of such option was null and void.

    On March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,200,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, 100,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. In addition, the representative earned a $240,000 commission on the transaction. These stock options must be exercised within 120 days after the market price is maintained for 30 days at a price of $5.00 per share for 100,000 shares, $6.00 a share for the next 100,000 shares, and $7.00 a share for the final 100,000 shares. The applicable rights are lost if the options are not exercised before 120 days after the above prices are maintained for 30 days. Management has determined the fair value of the options granted to the representative to be $169,000 and, accordingly, has recorded this expense in its 1997 financial statements.
    The fair value of the option has been calculated in accordance with SFAS No. 123 using the Black-Scholes method. It was estimated that the stock options will be exercised over a three-year, four-year and five-year period. A risk-free interest rate of 6.5% was deemed appropriate.

                        DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


15. Litigation

    The Company is involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal Law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages.

    It is impossible for counsel at this time to assess the defendants' counterclaims. Management for the Company believes that the defendants at this time may not have significant assets and that all of the counterclaims are without merit.

    The Company was initially involved as a defendant in litigation, commenced on June 19, 1997, with a former employee. The complaint alleges that the Company entered into a salary-loan agreement in the amount of $94,064 with the employee and that said amount was not paid. The Company is vigorously defending the lawsuit on the grounds that (1) the amount was only to be paid when the Company had sufficient funds to make the payments and (2) the action is barred by the applicable statute of limitations. The Company also interposed a counterclaim for the misuse of corporate funds. The parties are currently conducting discovery; an evaluation of the likely outcome cannot be made at this early stage of the litigation. The liability for the amount in question is reflected on the 1998 and 1997 financial statements.

16. Fourth Quarter Adjustments (Unaudited)

    During the fourth quarter of the year ended December 31, 1997, the Company recorded the following adjustments: sales were reduced for the non-reimbursable portion of Medicare accounts receivable of approximately $160,000; the fair value of a stock option granted to one of its representatives in the amount of $169,000 applicable to March 31, 1997; an allowance for doubtful accounts of approximately $1,007,000 relating to Medicare accounts receivable was recorded; and inventory was written down to lower of cost or market by $92,000.

17. Reclassification of Equity Accounts

    During 1997, the Company discovered an error in the number of common shares issued and outstanding. The Company determined that there were 206 more shares outstanding than had been previously recorded. The accompanying financial statements reflect the correction of the error. This had no effect on net (loss), (loss) per share or total shareholders' equity (deficiency).


18. Impact of Year 2000 Issue

    The Company is in the process of assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year due to the year 2000 issue.