Form 10QSB
period 1999-03-31
DIAPULSE CORP OF AMERICA
filed 1999-05-21
CIK 28742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 1999

                         DIAPULSE CORPORATION OF AMERICA
             (Exact Name of registrant as specified on its charter)

         Delaware                                        1305671991
(State or other jurisdiction of)                      (I.R.S. Employer
incorporation of organization                         Identification Number)

321 East Shore Road
Great Neck, New York                                        11023
(Address of principle offices)                            (Zip Code)

Registrant's telephone number,
including area code                                     516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X            No

As of March 31, 1999 there were 3,962,058 shares of common stock outstanding.


Transitional Small Business Disclosure Format:

Yes [ ]                                          No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        March 31, 1999                                      3-4
                      STATEMENTS OF CASH FLOW (UNAUDITED)
                        Three Months ended March 31, 1999                    5
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Three months ended March 31, 1999                    6
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS               7-8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                 9-10

PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                            11

       ITEM 2.  CHANGES IN SECURITIES                                        12

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              12

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

       ITEM 5.  OTHER INFORMATION                                            12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURES

       SIGNATURE PAGE                                                        13

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                                  Mar. 31, 1999                Dec. 31, 1998
                                                                                    Unaudited                     Audited
                                                                                    ---------                     -------
                           Assets
Current Assets:
  Cash and cash equivalents                                                       $  181,914                     $  319,868
  Current portion of accounts receivable, net of
    allowance doubtful accounts of $1,081,135 at
    March 31, 1999 and $1,493,000 at December 31, 1998                               195,294                         38,440
  Inventories, current portion                                                       192,718                        195,418
  Commission advances, less allowance for doubtful accounts
    of $11,306 at March 31, 1999 and December 31, 1998                                68,509                         43,034
  Other current assets                                                                23,808                         15,953
                                                                                  ----------                     ----------
      Total current assets                                                           662,243                        612,713
                                                                                  ----------                     ----------
Property and equipment, net                                                           32,619                         34,775
                                                                                  ----------                     ----------
Other assets:
  Accounts receivable, net of current portion                                         98,923                         98,923
  Inventory, net of current portion                                                  146,125                        146,125
  Commission advances to related parties                                             305,495                        299,638
  Security deposits                                                                   24,168                         24,168
                                                                                  ----------                     ----------
           Total other assets                                                       574,711                        568,854
                                                                                  ----------                     ----------
          Total Assets                                                            $1,269,573                     $1,216,342
                                                                                  ==========                     ==========

                          See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                                 March 31, 1999                Dec. 31, 1998
                                                                                    Unaudited                     Audited
                                                                                    ---------                     -------
Current Liabilities:
  Current portion of  amounts due to officer and
    former officer                                                                $  348,599                     $  228,822
  Accounts payable and accrued liabilities including
    $456,901 and $223,590 to related parties in
    1999 and 1998                                                                    555,284                        309,979
  Bank Line of Credit                                                                100,000                         50,000
  Accrued tax assessment and related interest                                          8,500                          8,500

  Income taxes payable                                                                (6,665)                             -
                                                                                  ----------                     ----------
         Total current liabilities                                                 1,005,718                        597,301
Long-term portion of amounts due to officer                                        1,395,674                      1,692,980
                                                                                  ----------                     ----------
          Total Liabilities                                                        2,401,392                      2,290,281
                                                                                  ----------                     ----------
Stockholders' equity:
  Common stock - $.025 par value:
    authorized 15,000,000 shares, issued 3,962,058
    shares in 1999 and 1998                                                           99,051                         99,051
  Additional paid-in capital                                                       2,293,272                      2,293,272
  Accumulated deficit                                                             (3,521,814)                    (3,463,934)
                                                                                  ----------                     ----------
Less treasury stock 2,328 shares in 1999 and 1998 at cost                             (2,328)                        (2,328)
                                                                                  ----------                     ----------
          Total stockholders' equity (Deficiency)                                 (1,131,819)                    (1,073,939)
                                                                                  ----------                     ----------
Total liabilities and stockholders' equity (Deficiency)                           $1,269,573                     $1,216,342
                                                                                  ==========                     ==========


                   See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                          ----------------------------------------------
                                                                          1999                                      1998
                                                                          ----                                      ----
Cash Flows From Operating Activities:
  Net income                                                          $ (57,880)                                $  39,483
                                                                      ----------                                ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                           4,800                                     4,900
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                           (156,854)                                 (266,040)
  (Increase) in commission advances                                     (31,332)                                  (53,673)
  (Increase) decrease in inventories                                      2,700                                    (9,668)
  (Increase) decrease in other assets                                    (7,855)                                     (547)
  Increase (decrease) accounts payable and
    accrued liabilities                                                 245,305                                    55,326
  Income taxes payable                                                   (6,665)                                 (100,707)
                                                                      ----------                                ---------
         Total adjustments                                                50,099                                 (370,409)
                                                                      ----------                                ---------
         Net cash provided by (used in) operating
          Activities                                                      (7,781)                                (330,926)
                                                                      ----------                                ---------
Net cash used in investing activities, capital
  Expenditures                                                            (2,644)                                  (1,537)
                                                                      ----------                                ---------
Cash flow from financing activities:
  Net increase (decrease) in due to officer and
    former officer                                                       119,777                                  (58,184)
Increase (decrease) long term portion of amounts
  due to officer                                                        (297,306)                                  40,329
  Net increase (decrease) in Bank line of credit                          50,000
                                                                      ----------                                ---------
        Net cash provided (used) by
          financing activities                                          (127,529)                                 (17,855)
                                                                      ----------                                ---------
        Net increase (decrease) in cash
           and cash equivalents                                         (137,954)                                (350,318)
Cash and cash equivalents -
  Beginning of Period                                                    319,868                                  696,282
Cash and cash equivalents -
                                                                      ----------                                ---------
  End of Period                                                       $  181,914                                $ 345,964
                                                                      ==========                                =========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                          ----------------------------------------------
                                                                          1999                                      1998
                                                                          ----                                      ----
Net Sales and rentals                                                  $  309,671                                $  392,492

Cost of sales and rentals                                                  (3,933)                                    7,124
                                                                       ----------                                ----------
          Gross Margin                                                    313,604                                   385,368

Operating Expenses:
  Selling, general and administrative                                     327,512                                   279,861
  Interest expense                                                         46,168                                    50,279
                                                                       ----------                                ----------
          Total Operating Expenses                                     $  373,680                                $  330,140

         Net Operating Income                                             (60,076)                                   55,228
Interest and other income                                                   2,196                                     4,595
                                                                       ----------                                ----------
         Income before Provision for Income Taxes                         (57,880)                                   59,823
Provision for Income Taxes                                                  -                                        20,340
                                                                       ----------                                ----------
          Net Income                                                   $  (57,880)                               $   39,483

           Basic Earnings Per Share                                    $    (0.01)                               $     0.01
                                                                       ==========                                ==========
           Diluted Earnings Per Share                                  $    (0.01)                               $     0.01
                                                                       ==========                                ==========
          Weighted Average Number of Common
          Shares Outstanding                                            3,962,058                                 3,962,058
                                                                       ==========                                ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 31, 1999, and as of December 31, 1998, the related statements of income and cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1998. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Principles of Consolidation

         The consolidated financial statements as of and for the three (3) months ended March 31, 1999 include the accounts of the Company and its wholly owned subsidiary DCA Healthcare. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

4.  Inventories

         Inventories as of  March 31, 1999 and December 31, 1998 consisted of the following:
                                                        Mar. 31,      Dec. 31,
                                                          1999          1998
                                                       --------       --------
Parts, components and subassemblies                    $101,417       $101,994
Finished goods                                          330,704        332,827
                                                       --------       --------
          Total Inventories                             432,121        434,821
Allowance for inventory obsolescence                    (93,278)       (93,278)
                                                       --------       --------
          Net Inventory                                $338,843       $341,543
                                                       ========       ========

5.       Basic and diluted Loss per Common Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which required the presentation of basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for all periods presented because the effect of such items was anti-dilutive.

6.  New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 130 during the first quarter of 1998 and has no items of comprehensive income to report.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measured those instruments as fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material

                 DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the current three months decreased by $82,821 to $309,671 from last year's comparable three month period of $392,492. This was due primarily to a decrease in Medicare machine rentals in the Florida and New York regions.

         Operating expenses for the current three months increased to $373,680 from last year's comparable three month period of $ 330,140. This was due primarily to an increase in salaries and office personnel.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had working capital of ($343,475) and a current ratio of 0.66 to 1. This represents a decrease in working capital since December 31, 1998 of $358,887.

         The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.

Impact of Inflation

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses in the future could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Impact of Year 2000 Issue

         The Company is in the process of assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year due to the year 2000 issue.

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements
                                     - 10 -

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 1999 and 1998

Item 1.  Legal Proceedings

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

The Company was initially involved as a defendant in litigation, commenced on June 19, 1997, with a former employee. The complaint alleges that the Company entered into a salary-loan agreement in the amount of $94,064 with the employee and that said amount was not paid. The Company is vigorously defending the lawsuit on the grounds that (1) the amount was only to be paid when the Company had sufficient funds to make the payments and (2) the action is barred by the applicable statute of limitations. The Company also interposed a counterclaim for the misuse of corporate funds. The parties are currently conducting discovery; an evaluation of the likely outcome cannot be made at this early stage of litigation. The liability for the amount in question is reflected on the 1998 and 1997 financial statements.

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


Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Filed:  None

         (b)  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section 11 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             DIAPULSE CORPORATION OF AMERICA

                                                       Registrant



                                             By _______________________________
                                                       Jesse Ross, President

                                             Date:                      , 1999