Form 10QSB
period 1999-06-30
DIAPULSE CORP OF AMERICA
filed 1999-08-09
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 1999

                         DIAPULSE CORPORATION OF AMERICA
             (Exact Name of registrant as specified on its charter)

         Delaware                                           1305671991
       -----------                                         ------------
(State or other jurisdiction of)                         (I.R.S. Employer
incorporation of organization                          Identification Number)

321 East Shore Road
Great Neck, New York                                           11023
----------------------                                        -------
(Address of principle offices)                               (Zip Code)

Registrant's telephone number,
including area code                                         516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X         No

As of June 30, 1999 there were 3,962,058 shares of common stock outstanding.




Transitional Small Business Disclosure Format:

Yes [  ]                                          No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION
---------------------------------------------------------------------------
       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        June 30, 1999                                   3-4

                      STATEMENTS OF CASH FLOW (UNAUDITED)
                        Six Months ended June 30, 1999                    5

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Six months ended June 30, 1999                    6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS           7-8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS             9-10

PART II.  OTHER INFORMATION
---------------------------------------------------------------------------
       ITEM 1.  LEGAL PROCEEDINGS                                        11

       ITEM 2.  CHANGES IN SECURITIES                                    12

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          12

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12

       ITEM 5.  OTHER INFORMATION                                        12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         12

SIGNATURES
---------------------------------------------------------------------------
       SIGNATURE PAGE                                                    13

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                                  June 30, 1999            Dec. 31, 1998
                                                                                    Unaudited                  Audited
                                                Assets                              ---------                  --------
Current Assets:
  Cash and cash equivalents                                                       $  169,232                   $  319,868
  Current portion of accounts receivable, net of
    allowance doubtful accounts of $948,547 at
    June 30, 1999 and $1,493,000 at December 31, 1998                                475,477                        38,440
  Inventories, current portion                                                       192,711                       195,418
  Commission advances, less allowance for doubtful accounts
    of $11,306 at June 30, 1999 and December 31, 1998                                 88,353                        43,034
  Other current assets                                                                26,123                        15,953
                                                                                 -----------                   -----------

      Total current assets                                                           951,896                       612,713
                                                                                 -----------                   -----------

Property and equipment, net                                                           27,319                        34,775
                                                                                 -----------                   -----------


Other assets:
  Accounts receivable, net of current portion                                         98,923                        98,923
  Inventory, net of current portion                                                  146,125                       146,125
  Commission advances to related parties                                             306,334                       299,638
  Security deposits                                                                   24,168                        24,168
                                                                                -----------                   -----------

           Total other assets                                                        575,550                       568,854
                                                                                 -----------                   -----------

          Total Assets                                                           $ 1,554,765                   $ 1,216,342
                                                                                 ===========                   ===========





                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)

                                                                                  June 30, 1999            Dec. 31, 1998
                                                                                    Unaudited                  Audited
                                                                                    ---------                  --------
Current Liabilities:
  Current portion of  amounts due to officer and
    former officer                                                                $  363,560                    $  228,822
  Accounts payable and accrued liabilities including
    $456,269 and $223,590 to related parties in
    1999 and 1998                                                                    592,492                       309,979
  Bank Line of Credit                                                                160,000                        50,000
  Accrued tax assessment and related interest
                                                                                       8,500                         8,500
  Income taxes payable                                                                (6,665)                     -
                                                                                 -----------                   -----------

         Total current liabilities                                                 1,117,887                       597,301
Long-term portion of amounts due to officer                                        1,429,878                     1,692,980
                                                                                 -----------                   -----------

          Total Liabilities                                                        2,547,765                     2,290,281
                                                                                 -----------                   -----------

Stockholders' equity:
  Common stock - $.025 par value:
    authorized 15,000,000 shares, issued 3,962,058
    shares in 1999 and 1998                                                           99,051                        99,051
  Additional paid-in capital                                                       2,293,272                     2,293,272
  Accumulated deficit                                                             (3,382,995)                   (3,463,934)
                                                                                 -----------                   -----------
Less treasury stock 2,328 shares in 1999 and 1998 at cost                             (2,328)                       (2,328)
                                                                                 -----------                   -----------

          Total stockholders' equity (Deficiency)                                   (993,000)                   (1,073,939)
                                                                                 -----------                   -----------

Total liabilities and stockholders' equity (Deficiency)                          $ 1,554,765                   $ 1,216,342
                                                                                 ===========                   ===========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                          1999                                     1998
                                                                          ----                                     ----
Cash Flows From Operating Activities:
  Net income                                                            $  80,939                                 $  33,555
                                                                       ----------                                ----------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                             9,600                                     9,600
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                      (437,037)                                 (395,892)
  (Increase) in commission advances                                       (52,015)                                 (111,722)
  Decrease in inventories                                                   2,707                                   (41,339)
  (Increase) in other assets                                              (10,170)                                   (5,617)
  Increase accounts payable and
    accrued liabilities                                                   282,513                                   171,608
  (Decrease) in Income taxes payable                                       (6,665)                                 (103,760)
                                                                       ----------                                ----------
         Total adjustments                                              ( 211,067)                                 (477,122)
                                                                       ----------                                ----------
         Net cash (used in) operating
          Activities                                                     (130,128)                                 (443,567)
                                                                       ----------                                ----------
Net cash used in investing activities, capital
  Expenditures                                                             (2,144)                                   (1,170)
                                                                       ----------                                ----------
Cash flow from financing activities:
  Net increase in due to officer and
    Former officer                                                        134,738                                  (39,067)
(Decrease) long term portion of amounts
  due to officer                                                         (263,102)                                   81,727
  Net increase in Bank line of credit                                     110,000
                                                                       ----------                                ----------
        Net cash provided (used) by
           Financing activities                                           (18,364)                                   42,660
                                                                       ----------                                ----------
        Net (decrease) in cash
           And cash equivalents                                          (150,636)                                 (402,077)

Cash and cash equivalents -
  Beginning of Period                                                     319,868                                   696,282
                                                                       ----------                                ----------
Cash and cash equivalents -
  End of Period                                                        $  169,232                                $  294,205
                                                                       ==========                                ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                         1999                                      1998
                                                                         ----                                      ----
Net Sales and rentals                                                  $  799,933                                $  796,603

Cost of sales and rentals                                                   3,816                                    16,150
                                                                       ----------                                ----------
          Gross Margin                                                    796,117                                   780,453

Operating Expenses:
  Selling, general and administrative                                     623,948                                   639,957
  Interest expense                                                         93,767                                   101,768
                                                                       ----------                                ----------

          Total Operating Expenses                                     $  717,715                                $  741,725

         Net Operating Income                                              78,402                                    38,728

Interest and other income                                                   2,537                                    12,113
                                                                       ----------                                ----------

         Income before Provision for Income Taxes                          80,939                                    50,841

Provision for Income Taxes                                                   -                                       17,286
                                                                       ----------                                ----------
          Net Income                                                    $  80,939                                 $  33,555

           Basic Earnings Per Share                                      $   0.02                                 $    0.01
                                                                       ==========                                ==========
           Diluted Earnings Per Share                                    $   0.02                                 $    0.01
                                                                       ==========                                ==========
          Weighted Average Number of Common
          Shares Outstanding                                            3,962,058                                 3,962,058
                                                                       ==========                                 =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 1999, and the related statements of income and cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 1999 and 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1998. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of  June 30, 1999 and December 31, 1998 consisted of the following:
                                                        June 30,       Dec. 31,
                                                         1999            1998
                                                       --------        -------
Parts, components and subassemblies                    $100,709       $101,994
Finished goods                                          331,404        332,827
                                                       --------        -------
          Total Inventories                             432,113        434,821
Allowance for inventory obsolescence                    (93,278)       (93,278)
                                                       --------       --------
          Net Inventory                                $338,835       $341,543
                                                       ========       ========

4.    Basic and diluted Loss per Common Share

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

5.   New Accounting Standards

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the current six months increased by $3,330 to $799,933 from last year's comparable six month period of $796,603.

         Operating expenses for the current six months decreased to $724,215 from last year's comparable six month period of $ 741,725.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had working capital of ($165,991) and a current ratio of 0.85 to 1. This represents a decrease in working capital since December 31, 1998 of $181,403.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA

                       PART II - OTHER INFORMATION For the
                     Six Months Ended June 30, 1999 and 1998

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

On September 10, 1997 and on October 28, 1997 the Health Care Financing Administration of the United States Department of Health & Human Services Departmental Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain decisions made earlier in 1997 wherein an ALJ had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company has received fully favorable decisions on both of these cases (September 10, 1997 and October 28, 1997) and is entitled to collect from HCFA the allowable amounts less twenty percent. This twenty percent in some cases will be recoverable from the patients secondary. However, additional cases will have to go through the administrative procedure and will remain in adjudication. The broad policy issue referred to in our previous report does not effect present and future cases as indicated. The Company was notified that the Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest.

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



                                           DIAPULSE CORPORATION OF AMERICA

                                                       Registrant



                                       By___________________________________
                                                Jesse Ross, President


                                        Date:                      , 1999