Form 10QSB
period 1999-09-30
DIAPULSE CORP OF AMERICA
filed 1999-11-05
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 1999

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

                                    Yes [X]              No [ ]

As of September 30, 1999 there were 3,962,058 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes [ ]                                          No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------
       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        September 30, 1999                                 3-4

                      STATEMENTS OF CASH FLOW (UNAUDITED)
                        Nine Months ended September 30, 1999               5

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Nine Months ended September 30, 1999               6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS              7-8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                 9-10

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------
       ITEM 1.  LEGAL PROCEEDINGS                                          11

       ITEM 2.  CHANGES IN SECURITIES                                      12

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            12

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        12

       ITEM 5.  OTHER INFORMATION                                          12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES
-------------------------------------------------------------------------------
       SIGNATURE PAGE                                                      13

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                                 Sept. 30, 1999       Dec. 31, 1998
                                                                                    Unaudited            Audited
                                   Assets
Current Assets:
  Cash and cash equivalents                                                      $  179,311           $  319,868
  Current portion of accounts receivable, net of
    allowance doubtful accounts of $728,058 at
    September 30, 1999 and $1,493,000 at December 31, 1998                          664,256               38,440
  Inventories, current portion                                                      187,971              195,418
  Commission advances, less allowance for doubtful accounts
    of $11,306 at September 30, 1999 and December 31, 1998                          116,479               43,034
  Other current assets                                                               26,593               15,953
                                                                                 ----------           ----------
      Total current assets                                                        1,174,610              612,713
                                                                                 ----------           ----------
Property and equipment, net                                                          22,719               34,775
                                                                                 ----------           ----------
Other assets:
  Accounts receivable, net of current portion                                        98,923               98,923
  Inventory, net of current portion                                                 146,125              146,125
  Commission advances to related parties                                            318,884              299,638
  Security deposits                                                                  24,168               24,168
                                                                                 ----------           ----------
           Total other assets                                                       588,100              568,854
                                                                                 ----------           ----------
          Total Assets                                                           $1,785,429           $1,216,342
                                                                                 ==========           ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                              Sept. 30, 1999          Dec. 31, 1998
                                                                                 Unaudited               Audited
Current Liabilities:
  Current portion of  amounts due to officer and
    former officer                                                              $  213,545               $  228,822
  Accounts payable and accrued liabilities including
    $230,330 and $223,590 to related parties in
    1999 and 1998                                                                  376,771                  309,979
  Bank Line of Credit                                                                   --                   50,000
  Accrued tax assessment and related interest                                        8,500                    8,500
  Income taxes payable                                                              (6,665)                      --
                                                                                ----------               ----------
         Total current liabilities                                                 592,151                  597,301
Long-term portion of amounts due to officer                                      1,943,912                1,692,980
                                                                                ----------               ----------
          Total Liabilities                                                      2,536,063                2,290,281
                                                                                ----------               ----------
Stockholders' equity:
  Common stock - $.025 par value:
    authorized 15,000,000 shares, issued 3,962,058
    shares in 1999 and 1998                                                         99,051                   99,051
  Additional paid-in capital                                                     2,293,272                2,293,272
  Accumulated deficit                                                           (3,140,629)              (3,463,934)
                                                                                ----------               ----------
Less treasury stock 2,328 shares in 1999 and 1998 at cost                           (2,328)                  (2,328)
                                                                                ----------               ----------
          Total stockholders' equity (Deficiency)                                 (750,634)              (1,073,939)
                                                                                ----------               ----------
Total liabilities and stockholders' equity (Deficiency)                         $1,785,429               $1,216,342
                                                                                ==========               ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                      1999                         1998
                                                                      ----                         ----
Cash Flows From Operating Activities:
  Net income                                                       $ 323,306                   $ 33,623
                                                                   ---------                   --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       14,400                     14,400
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                 (625,816)                  (475,946)
  (Increase) in commission advances                                  (92,691)                  (177,894)
  Decrease in inventories                                              7,447                    (45,532)
  (Increase) in other assets                                         (10,640)                    (9,339)
  Increase accounts payable and
    accrued liabilities                                               66,792                    232,414
  (Decrease) in income taxes payable                                  (6,665)                  (103,726)
                                                                   ---------                   --------
         Total adjustments                                          (647,173)                  (565,623)
                                                                   ---------                   --------
         Net cash (used in) operating
          Activities                                                (323,867)                  (532,000)
                                                                   ---------                   --------
Net cash used in investing activities, capital
  Expenditures                                                        (2,344)                    (2,669)
                                                                   ---------                   --------
Cash flow from financing activities:
  Net increase in due to officer and
    former officer                                                   (15,278)                   (42,974)
(Decrease) long term portion of amounts
  due to officer                                                     250,932                    124,221
  Net increase in Bank line of credit                                (50,000)                    50,000
                                                                   ---------                   --------
        Net cash provided (used) by
        Financing activities                                         185,654                    131,247
                                                                   ---------                   --------
        Net (decrease) in cash
           and cash equivalents                                     (140,557)                  (403,422)
Cash and cash equivalents -
  Beginning of Period                                                319,868                    696,282
                                                                   ---------                   --------
Cash and cash equivalents -
  End of Period                                                    $ 179,311                   $292,860
                                                                   =========                   ========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                      1999                         1998
                                                                      ----                         ----
Net Sales and rentals                                              $1,332,781                  $1,197,459

Cost of sales and rentals                                               9,218                      19,989
                                                                   ----------                  ----------
          Gross Margin                                              1,323,563                   1,177,470

Operating Expenses:
  Selling, general and administrative                                 860,585                     987,514
  Interest expense                                                    142,565                     153,909
                                                                   ----------                  ----------
          Total Operating Expenses                                 $1,003,150                  $1,141,423

         Net Operating Income                                         320,413                      36,047
Interest and other income                                               2,893                      14,896
                                                                   ----------                  ----------
         Income before Provision for Income Taxes                     323,306                      50,943
Provision for Income Taxes                                                 --                      17,320
                                                                   ----------                  ----------
          Net Income                                               $  323,306                  $   33,623

          Basic Earnings Per Share                                 $     0.08                  $     0.01
                                                                   ==========                  ==========
          Diluted Earnings Per Share                               $     0.08                  $     0.01
                                                                   ==========                  ==========
          Weighted Average Number of Common

          Shares Outstanding                                        3,962,058                   3,962,058
                                                                   ==========                  ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of presentation

         The balance sheets of Diapulse Corporation of America as of September 30, 1999, and the related statements of income and cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 1999 and 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1998. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Principles of Consolidation

         The consolidated financial statements as of and for the nine (9) months ended September 30, 1999 include the accounts of the Company and its wholly owned subsidiary DCA Healthcare. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

4.  Inventories

         Inventories as of September 30, 1999 and December 31, 1998 consisted of the following:
                                           September 30          December. 31
                                           ------------          ------------
                                               1999                  1998
                                               ----                  ----

Parts, components and subassemblies          $100,216              $101,994
Finished goods                                327,158               332,827
                                             --------              --------
          Total Inventories                   427,374               434,821
Allowance for inventory obsolescence          (93,278)              (93,278)
                                             --------              --------
          Net Inventory                      $334,096              $341,543
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the current nine months increased by $125,322 to $1,332,981 from last year's comparable nine month period of $1,197,459.

         Operating expenses for the current nine months decreased to $1,003,150 from last year's comparable nine month period of $1,141,423.

Liquidity and Capital Resources

         As of September 30, 1999, the Company had working capital of $582,459 and a current ratio of 1.98 to 1. This represents an increase in working capital since December 31, 1998 of $567,047.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
              For the Nine Months Ended September 30, 1999 and 1998

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

On September 10, 1997 and on October 28, 1997 the Health Care Financing Administration of the United States Department of Health & Human Services Departmental Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain decisions made earlier in 1997 wherein an ALJ had concluded that the Company's Diapulse equipment was Durable Medical Equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company was notified that the Council was reviewing these decisions because it believes that the ALJ's decisions were not supported by substantial evidence, and because there was a broad policy issue in these cases that might affect the public interest. The Company has received Fully Favorable decisions on both of these cases (September 10, 1997 and October 28, 1997) and is entitled to collect from HCFA the allowable amounts less twenty percent. This twenty percent in some cases will be recoverable from the patient's Secondary. However, additional cases will have to go through the Administrative Procedure and will remain in adjudication. The broad policy issue referred to in our previous report does not affect present and future cases as indicated.

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

                                               DIAPULSE CORPORATION OF AMERICA

                                                         Registrant

                                               By /s/ Jesse Ross
                                                  Jesse Ross, President

                                               Date: November 1, 1999