Form 10KSB
period 1999-12-31
DIAPULSE CORP OF AMERICA
filed 2000-04-05
CIK 28742

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 1999

                          Commission file number 132-3

--------------------------------------------------------------------------------


                         DIAPULSE CORPORATION OF AMERICA
             (Exact name of registrant as specified on its charter)

         Delaware                                        13-5671991
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization                      Identification number)


      321 East Shore Road
      Great Neck, New York                                 11023
---------------------------------                     ----------------
  (Address of principal offices)                         (Zip Code)


Registrant's telephone number
including area code                                    (516)-466-3030

--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $0.025 per share
                                (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X             No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X}

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2000 as reported by an independent market maker: $ 2,476,286.

Number of shares outstanding of each of the registrant class of common stock as of March 31, 2000: 3,962,058.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                         DIAPULSE CORPORATION OF AMERICA

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

                                    PART III.

Item 9.           Directors and Executive Officers of the Registrant
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners Management
Item 12.          Certain Relationships and Related Transactions

                                    PART IV.

Item 13.          Exhibits, Financial Statements, and Reports on Form 8-K

Signatures

  Financial Statements

                                     PART I
ITEM 1.           Business

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10LSB for the year ended December 31, 1998.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. Medicare reimbursement, however, represented 1 % and 11 % of the Registrant's revenue for 1998 and 1999.

                  The Registrant rents and sells Diapulse machines to hospitals, nursing homes and physicians, and rents its equipment to individuals covered by Medicare and private insurance companies whose claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance and reimbursements have also been received from private insurance and reimbursements have also been received from Medicare following administrative procedures.

                  Backlog - The Registrant has sufficient inventory of completed units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998 and 1999.

                  Employees - The registrant has thirty-six full-time and part-time employees and commission sales representatives.

ITEM 2.           Properties

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2001 for minimum rental payments as follows:
                  December 31, 2000 - $118,142 and December 31, 2001 - $121,686.
                  The premises are used as a national and international headquarters for the Company as well as for research and development. In addition, the registrant leases approximately 100 sq. ft. at a cost of $2,978.00 per year in Carlsbad, California for a sales office.

ITEM 3.           Legal Proceedings

                  The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal Law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages.

                  In early 2000, the parties agreed to a settlement of the matter and a settlement agreement is in the process of being concluded and signed. The agreement provides for the payment of $50,000 to the Company, the agreement by defendants to refrain from engaging in certain marketing practices in the future and the dismissal, with prejudice, of all claims against the Company.

                  A former employee of the Company sued the Company in 1997 for certain unpaid deferred salary. The Company counterclaimed for breaches of contract and fiduciary duty relating to unauthorized purchases made by the plaintiff when he was an employee of the Company. The employee obtained summary judgment on his claim for deferred salary. The judgment amount was $120,475, including interest. The company's counterclaims were severed and referred to the trial court for resolution. Thereafter, a settlement was reached in the sum of $95,000. The Company is to pay the former employee seven (7) installments of $13,571 every six months beginning in March 2000. The first payment has been made.

                  A former employee of the Company, who was terminated in May 1999, filed five small claims actions against the Company. The employee's son also filed one small claim action against the Company. Each action brought by the former employee or his son, except one, seeks $3,000 in damages against the Company and against various other employees. One action seeks slightly less than $2,000. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was teminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous.

                  The Company sued a former employee. The compalint alleges that the former employee, without authorization, took trade secret and other confident information and documents relating to the Company. The law suit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former empoyee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000.

ITEM 4.           Submission of Matters to a Vote of Securities Holders

                  No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM 5.           Market For Registrant's Common Equity and Related Stockholders
                  Matters

                  The Registrant's common stock has been traded on the NASDAQ over-the-counter market, under the symbol DIAC. The bid and ask closing sales prices are listed below.

                                            Quarter Ended
                    ------------------------------------------------------------
                               1999                             1998
                    ----------------------------      --------------------------
                    3/31   6/30    9/30    12/31      3/31   6/30   9/30   12/31
              Low
              Bid:  .25    .25     .25      .50       .75    .75    .25     .07
              High
              Bid:  .50    .50     .50      .625      .75    .75    .25     .22

                  As of December 31, 1999, there were approximately 1,486 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Overview - During the fiscal year ended December 31, 1999, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline.

                  Net Revenues - During the year ended December 31, 1999 net revenues increased 25.11% as compared to the year ended December 31, 1998. This increase was due to partial collections of receivables previously classified as uncollectible.

                  Cost of Sales - During the year ended December 31, 1999, cost of sales decreased $ 97,952 in 1999 as compared to the year ended December 31, 1998 due primarily to higher gross profit percentages in the sales of equipment.

                  Operating Expenses - Operating expenses, exclusive of interest, increased by $148,754 in 1999 as compared with 1998 due to the higher volume of sales of equipment.

                  Interest Expense - Interest expense from 1998 to 1999 decreased by $9,100 due to decrease in borrowing.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                  LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 1999, the Registrant had working capital of $86,124. Working capital as of December 31, 1998 was $15,412.

                  The Registrant considers, and currently used for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

                  WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                              December 31,         December 31,
                                                  1999                 1998
                                                  ----                 ----
                  Working Capital                86,124              $15,412
                  Current ratio                1.18 to 1          1.03 to 1.0
                  Quick ratio                   .69 to 1           .60 to 1.0

ITEM 7.           Financial Statements

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F19 of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    PART III

ITEM 9.           Directors and Executive Officers of the Registrant

                  The executive officers and key employees of the Company as of March 31, 2000 were as follows:

                        Name                 Age         Title
                        ----                 ---         -----
                        Jesse Ross            77         President, Director and
                                                         Chairman of the Board

                        David M. Ross         52         Director

                        Howard Mann           64         Director

                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. Mr. Ross was an independent sales representative and consultant in 1997.

                  Howard Mann became a Director of the Company during 1996.

                               BOARD OF DIRECTORS

                  Directors are elected at the annual meeting of the Company's stockholders to hold office until the next annual meeting and until their successors are elected and qualified. Officers serve at the discrtion of the Board of Directors and may receive such compensation for their services as is fixed from time to time by resolution of the Board.

                             DIRECTORS' COMPENSATION

                  Directors of the Company currently receive no compensation for their service as such.

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31 1999, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          Executive Compensation

                  Cash Compensation - For the year ended December 31, 1999, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 1999. For the year ending December 31, 1999 the President deferred $100,000 of salary.

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management

                  Security ownership of certain beneficial owners - No individual or group outside of management is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock.

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 1999.

                      Name of               Amount and Nature of        Percent
                  Beneficial Owner          Beneficial Ownership       of  Class
                  ----------------          --------------------       ---------
                  Jesse Ross                     2,181,750 (i)           55.07%
                  All officers and directors
                  as a group (1 person)          2,181,750               55.07%

                  (i) Include certain shares owned by the wife and other relatives of this individual

ITEM 12.          Certain Relationships and Related Transactions

                  One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company, and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1999 and 1998 were approximately $81,891 and $130,500, respectively.

                  As of December 31, 1999 and 1998, the Company had an aggregate commission advances to these individuals in the amount of $259,904 and $299,638, respectively. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  There are other individuals that currently work or have worked for the Company that are related to the President. The amounts due these individuals for accumulated salaries and interest thereon, at December 31, 1999 and 1998 were $203,862 and $223,592, respectively. Salaries and interest incurred for these individuals during 1999 and 1998 were approximately $10,279 and $42,954, respectively.

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

                                    PART IV

ITEM 13.          Exhibits, Financial Statements, and Reports on Form 8-K

                  During the year ended December 31, 1999, the Company did not file any Form 8-K.

                  Financial Statements - The financial statements commence at page F1 and are filed as part of this annual report on Form 10KSB.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                       Page

         Report of Independent Certified Public Accountant              F-2

         Financial statements:

                  Balance sheets                                     F-3 - F-4

                  Statements of operations                              F-5

                  Statements of stockholders' equity (deficiency)       F-6

                  Statements of cash flows                           F-7 - F-8

                  Notes to financial statements                      F-9 - F-19

Granick & Gendler
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
                                                             60 East 42nd Street
                                                            New York, N.Y. 10165
                                                                  (212)697-1075

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 1999 and 1998, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                GRANICK & GENDLER
                                                Certified Public Accountants

New York, New York
Except for Note 15 dated March 20, 2000

                        DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                                    1999             1998
                                                                                    ----             ----
Current assets:
         Cash and cash equivalents                                              $  258,383      $  319,868
         Current portion of accounts receivable, net of
                  allowance for doubtful accounts of $1,712,000
                  and $1,493,000 in 1999 and 1998 (Note 2)                          83,682          38,440
         Inventory, current portion (Note 3)                                       195,549         195,418
         Commission advance, 1ess allowance for doubtful
                  accounts of $11,306 in 1999 and 1998                              34,367          43,034
         Other current assets                                                        5,561          15,953
                                                                                ----------      ----------
                           Total current assets                                    577,542         612,713

Property and equipment, net                                                         15,413          34,775
                                                                                ----------      ----------
Other assets:
         Accounts receivable, net of current portion                                 4,166          98,923
         Inventory, net of current portion (Note 3)                                147,519         146,125
         Commission advances to related parties                                    259,904         299,638
         Security deposits                                                          24,168          24,168
                                                                                ----------      ----------
                           Total other assets                                      435,757         568,854
                                                                                ----------      ----------
                           Total assets                                         $1,028,712      $1,216,342
                                                                                ==========      ==========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 1999 AND 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

                                                                                     1999            1998
                                                                                     ----            ----
Current liabilities:
         Current portion of amounts due to officer/
                  stockholder and former officer                                $   241,959      $   228,822
         Accounts payable and accrued liabilities
                  including $203,862 and $223,591 to related
                  parties in 1999 and 1998 (Note 6)                                 234,459          309,979
         Bank line of credit                                                             --           50,000
         Accrued income tax audit and related interest                               15,000            8,500
                                                                                -----------      -----------
                  Total current liabilities                                         491,418          597,301

Long term portion of amounts due to officer                                       1,917,616        1,692,980
                                                                                -----------      -----------
                  Total liabilities                                               2,409,034        2,290,281
                                                                                -----------      -----------
Commitments  (Note 9)

Stockholders' equity deficiency:
         Common stock, $.025 par value per share
                  authorized 15,000,000 shares, issued
                  3,962,058 shares in 1999 and 1998                                  99,051           99,051
         Additional paid-in capital                                               2,293,272        2,293,272
                   Accumulated deficit                                           (3,770,317)      (3,463,934)
                                                                                -----------      -----------
                                                                                 (1,377,994)      (1,071,611)
Less treasury stock, 1,328 shares in 1999
         and 1998 at cost                                                            (2,328)          (2,328)
                                                                                -----------      -----------
                  Total stockholders' equity deficiency                          (1,380,322)      (1,073,939)
                                                                                -----------      -----------
                  Total liabilities and stockholders' equity
                           deficiency                                           $ 1,028,712      $ 1,216,342
                                                                                ===========      ===========


   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999             1998
                                                                                      ----             ----
Revenue:
Rental income                                                                     $1,747,000       $1,405,282
Sales of machinery                                                                   117,500           85,000
                                                                                  ----------       ----------
         Total revenue                                                             1,864,500        1,490,282

Cost of sales and rentals                                                             22,042          119,994
                                                                                  ----------       ----------
         Gross margin                                                              1,842,458        1,370,288

Operating expenses:
     Selling, general and administrative                                           1,328,913        1,334,632
     Provision for doubtful accounts                                                 660,302          505,829
     Interest expense (principally to related parties)                               195,409          204,509
                                                                                  ----------       ----------
         Total operating expenses                                                  2,184,624        2,044,970
                                                                                  ----------       ----------
(Loss) from operations                                                              (342,166)        (674,682)
Interest and other income                                                              4,131           21,118
                                                                                  ----------       ----------
(Loss) before income taxes                                                          (338,035)        (653,564)
Income taxes  (Note 10)                                                              (31,652)        (411,240)
                                                                                  ----------       ----------
Net (loss)                                                                       ($  306,383)     ($  242,324)
                                                                                  ==========       ==========
Basic and diluted (loss) per share (Note 11)                                     ($      .08)     ($      .06)
                                                                                  ==========       ==========
Weighted average number of common shares
     outstanding                                                                   3,960,730        3,960,730
                                                                                  ==========       ==========


   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                                          Total
                                                                        Additional                                     Stockholders'
                                                      Common Stock       Paid-In-    Accumulated     Treasury Stock       Equity
                                                 Shares  Issued Amounts   Capital      Deficit       Shares   Amounts    Deficiency
                                                 ------  --------------   -------      -------       ------   -------    ----------
Balance, January 1, 1998                       3,962,058    $99,051     $2,293,272   ($3,221,610)    1,328    ($2,328)   ($831,615)

  Net Loss                                                                              (242,324)                         (242,324)
                                               -----------------------------------------------------------------------------------
Balance, December 31, 1998                     3,962,058    $99,051     $2,293,272   ($3,463,934)    1,328    ($2,328) ($1,073,939)

  Net Loss                                                                              (306,383)                         (306,383)
                                               -----------------------------------------------------------------------------------
Balance, December 31, 1999                     3,962,058    $99,051     $2,293,272   ($3,770,317)    1,328    ($2,328) ($1,380,322)
                                               =========    =======     ==========    ==========     =====     ======   ==========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENTS OF CASH FLOW

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  1999              1998
                                                                                  ----              ----
Operating activities:
          Net (Loss)                                                           ($306,383)        ($242,324)
                                                                               ---------         ---------
Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                                                     7,276            12,125
    Provision for losses on accounts receivable                                  660,302           505,829
    Provision for losses on commission advances                                   11,306            11,306
    Deferred salaries and accrued interest (officer
      and former officer)                                                        468,553           343,621
    Changes in assets and liabilities:
      Accounts receivable                                                       (610,787)         (481,034)
      Inventories                                                                 (1,525)          (43,285)
      Other current assets                                                        10,392            (1,987)
      Commission advances                                                         37,096           (85,490)
      Security deposits                                                        ---------            (1,403)
      Accounts payable and accrued liabilities                                  (350,808)         (123,522)
      Accrued tax examination change and related interest                          6,500          (129,500)
      Income taxes payable                                                            --          (246,839)
                                                                               ---------         ---------
                     Total adjustments                                           238,305          (240,179)
                                                                               ---------         ---------
                     Net cash (used in) operating activities                     (68,078)         (482,503)
                                                                               ---------         ---------
Net cash provided by (used in) investing activities
         Capital Expenditures                                                     (3,082)               --
         Disposition of Assets                                                    15,168            55,328
                                                                               ---------         ---------
    Net cash provided by (used in) investing activities                           12,086            55,328
                                                                               ---------         ---------

                                   (Continued)

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  1999                1998
                                                                                  ----                ----
Financing activities:
          Loans from officers                                                     475,000            200,000
          Repayments to officers                                                 (430,493)          (199,239)
          Net borrowing (repayments) under bank line-of-credit                    (50,000)            50,000
                                                                                ---------          ---------
                     Net cash provided by (used in) financing activities           (5,493)            50,761
          Net (decrease) in cash                                                  (61,485)          (376,414)

Cash and cash equivalents, beginning of year                                      319,868            696,282
                                                                                ---------          ---------
Cash and cash equivalents, end of year                                          $ 258,383          $ 319,868
                                                                                =========          =========
Cash paid during the years for:
         Interest                                                               $  64,642          $ 101,101
                                                                                =========          =========
         Income taxes                                                           $   - 0 -          $   3,265
                                                                                =========          =========
Supplementary information:
         Non-cash investing and financing activities:
           Reclassification of machine included in
              equipment to inventory                                            $   - 0 -          $  62,327
                                                                                =========          =========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.    Description of Business and Summary of Significant Accounting Policies

      Description of Business and Concentrations

      Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the year 1999 there are no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 1999 and 1998, approximately 11% and 1%, respectively, of revenue was from rentals to patients covered through Medicare (see Note 2). In 1999 and 1998 there were no major customers. The Company does not require collateral for its accounts receivable.

      Inventories

      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts and components and the specific identification method for finished goods. When equipment on rental is sold, the net book value of the equipment is included in the cost of sales, and the proceeds are included in sales.

      The Company classifies machinery which is held for resale as inventory.

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

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

      Loss Per Share

      The Company adopted SFAS No. 128, "Earnings Per Share,". In accordance with SFAS No. 128, the Company has presented both basic net (loss) per share and diluted net income (loss) per share in the financial statements for all periods presented.

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

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Description of Business and Summary of Significant Accounting Policies (Continued)

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.    Accounts Receivable

      At December 31, 1999 and 1998, accounts receivable included approximately $407,000 and $506,000 respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. Medicare has not assigned a separate code for this treatment and most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute the administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge ("ALJ") of the Social Security Administration. Through December 31, 1997 the Company had received favorable decisions on most claims going through this procedure.

      On September 10, 1997 and on October 28, 1997 the Health Care Financing Administration of the United States Department of Health & Human Services Departmental Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain decisions made earlier in 1997 wherein an ALJ had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company was notified that the Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest. With respect to the September 10, 1997 notification, the Council vacated the ALJ's decision and remanded the cases back to an ALJ for further proceedings including a new decision. A new decision, which is fully favorable, has been rendered in some of the cases. In view of (1) the foregoing and (2) the lack of significant collections and age of the receivables, the Company has provided an allowance for doubtful receivables of approximately $1,712,000 and $1,493,000, the remaining uncollected balance as of December 31, 1999 and 1998, respectively. In connection with the above, the Company (1) provided an allowance for doubtful accounts of $11,306 for commission advances for the year 1998 and
      (2) reversed accrued commissions payable of $99,681 for the year 1998.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

3.    Inventories

                                                    1999              1998
                                                    ----              ----

      Parts, components and subassemblies         $ 94,097          $101,994
      Finished goods                               248,971           239,549
                                                  --------          --------
                                                  $343,068          $341,543
                                                  ========          ========

      The Company's inventory quantities currently exceed its annual sales quantities. The Company is expanding its distribution network to try to facilitate the movement of its inventory. The Company's inventory value has been written down to estimated net realizable value. As of December 31, 1999 and 1998, the above amounts are net of an allowance for inventory obsolescence of $93,278. Inventory at December 31, 1999 and 1998, not expected to be sold within one year, is classified as a non-current asset.

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

5.    Fair Values of Financial Instruments

      As of December 31, 1999 and 1998, the fair value of cash equals its carrying value.

      The fair values of the Company's liabilities due to officer and former officer approximate carrying values.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

6.    Related Party Transactions

      Due to Officer and Former Officer

      Due to officer (President) stockholder and former officer at December 31, 1999 and 1998 consists of the following:

                                                     Accrued           Accrued          Cash
                                                     Interest          Salaries         Advances         Total
                                                     --------          --------         --------         -----
      December 31, 1999:
      Officer/Stockholder                          $  863,230          $779,386         $375,000       $2,017,616
      Former Officer                                  111,882            30,077               --          141,959
      (Deceased)                                   ----------          --------         --------       ----------

                                                   $  975,112          $809,463         $375,000       $2,159,575
      December 31, 1998:                           ==========          ========         ========       ==========
      Officer/Stockholder                          $  913,594          $679,386         $200,000       $1,792,980
      Former Officer                                   98,745            30,077               --          128,822
      (Deceased)                                   ----------          --------         --------       ----------
                                                   $1,012,339          $709,463         $200,000       $1,921,802
                                                   ==========          ========         ========       ==========

            There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 1999, the President of the Company did not take any remuneration for the services he provided. The 1999 and 1998 expenses have been accrued in these Financial Statements.

      In 1999 the President of the Company agreed not to demand repayment of $1,917,616 of the above amounts due him prior to January 1, 2001. In 1998 the President of the Company agreed not to demand repayment of $1,692,980 prior to January 1, 2000 and, accordingly, such amounts have been classified as long-term liabilities.

      Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities as of December 31, 1999 and 1998 included $203,862 and $223,592 (see Note 8), respectively, representing unpaid salaries and interest thereon, to a former officer and parties related to the President of the Company. Interest incurred for these individuals during 1999 and 1998 were $10,279 and $42,954, respectively.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

6.    Related Party Transactions (Continued)

      Interest

      Interest is charged on all amounts due to officer and former officer and other related parties at the bank's current prime rate, plus one percent, compounded monthly.

      Due from Related Parties

      One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 1999 and 1998 were approximately $81,891 and $130,500, respectively.

      As of December 31, 1999 and 1998, the Company paid commission advances to these individuals in the amounts of $259,902 and $299,638 respectively. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of amounts due to him to the extent of the advances.

7.    Property and Equipment

      Property and equipment, at cost, at December 31, 1999 and 1998 consisted of the following:

                                                         1999            1998
                                                         ----            ----
                  Rental equipment                    $ 81,749         $ 96,916
                  Autos                                 15,500           15,500
                  Furniture and fixtures                58,262           58,262
                  Machinery and equipment               10,019            7,875
                  Office equipment                      23,816           22,878
                  Computer equipment                     7,829            7,829
                                                      --------         --------
                     Total property and equipment      197,175          209,260

                  Less accumulated depreciation        181,762          174,485
                                                      --------         --------
                                                      $ 15,413         $ 34,775
                                                      ========         ========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

8.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at December 31, 1999 and 1998

                                                         1999             1998
                                                         ----             ----
      Accrued expenses and interest to related
              parties (see Note 6)                     $203,862        $223,590
      Accounts payable and other accrued liabilities     30,597          86,389
                                                       --------        --------
                                                       $234,459        $309,979
                                                       ========        ========
9.    Commitments

      The Company has a three year operating lease on its premises located in Great Neck, New York through December 31, 2001. The Company also leased office space located in California through September 30, 2000. Minimum rental payments under the terms of the leases for 1999 are listed below.

      Rent expense for the years ended December 31, 1999 and 1998 was approximately $114,091 and $111,500, respectively.

            Minimum rental payments are as follows:
            Year Ending
            -----------
            December 31, 2000                                     120,077
            December 31, 2001                                     121,686
                                                                 --------
            Total commitment                                     $241,763
                                                                 ========
10.    Income Taxes

      The annual provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                                           1999         1998

      Computed Federal and State taxes                   ($41,652)   ($411,240)
      Income tax audit                                     10,000           --
                                                         --------    ---------
                                                         ($31,652)   ($411,240)
                                                         ========    =========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

10.   Income Taxes (Continued)

      The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the
      (loss) before income taxes are as follows:


                                                        1999             1998
                                                        ----             ----
      Expected tax (benefit)                         ($114,932)       ($222,000)
      Income tax audit                                  10,000               --
      Deferred interest to officer and spouse           47,025           31,200
      State income tax (refund) net of Federal
            income tax benefit                                          (20,600)

      Deferred salary payable to officer                34,000           34,000
      Other                                              2,255            1,100
      Federal income tax refund                             --         (129,600)
      Net operating loss carryback                     (10,000)        (105,300)
                                                      --------         --------
                                                     ($ 31,652)       ($411,200)
                                                      ========         ========

      Deferred tax assets at December 31, 1999 and 1998 consisted of the following:

      Deferred tax assets:                              1999             1998
                                                        ----             ----
        Accrued salaries and interest                $   848,200    $   767,200
        Stock compensation - options                      68,000         68,000
        Other                                             19,000         19,000
        Net operating loss carryforward                  202,000        162,083
                                                     -----------    -----------
      Gross deferred tax assets                        1,137,200      1,016,283
      Deferred tax liabilities                                --             --
                                                     -----------    -----------
      Net deferred assets before valuation allowance   1,137,200      1,016,283
      Deferred tax assets valuation allowance         (1,137,200)   ( 1,016,283)
                                                     -----------    -----------
                                                     $    0         $    0
                                                     ===========    ===========

      The Company has provided a valuation allowance of 100% based on its prior experience of not the uncertainty of realizing such benefit in the future.

      The company has a net operating loss carry forward of approximately $600,000, approximately $500,000 of which will expire in 2018 and approximately $100,000 of which will expire in 2019.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

11.   (Loss) Per Share

      The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). Loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period.

                                         For The Year Ended 1999
                        ------------------------------------------------------
                        Income (Loss)            Shares              Per-Share
                        (Numerator)          (Denominator)            Amount
                         ---------             ---------              -----

      (Loss) Per Share   ($306,383)            3,960,730              ($.08)
                         =========             =========              =====



                                         For The Year Ended 1998
                        ------------------------------------------------------
                           (Loss)               Shares              Per-Share
                        (Numerator)          (Denominator)            Amount
                        ------------------------------------------------------

      (Loss) Per Share   ($242,324)            3,960,730              ($.06)
                         =========             =========              =====

      All options outstanding during 1999 and 1998 were anti-dilutive.

12.   Bank Line of Credit

      The Company has a line of credit with Fleet Bank for $200,000 due on demand. On December 31, 1998 the Company had an outstanding balance of $50,000 that was repaid on January 5, 1999. There was no balance due as of December 31, 1999. As of December 31, 1999 and 1998, the line bears interest at a rate of 1% above prime and 1.5% above prime respectively and the bank has a security interest in substantially all of the assets of the Company. The line is guaranteed by the President of the Company, who has agreed to subordinate $ 977,350 of his loans to the Company.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

13.    Advertising and Promotions

       Advertising and promotion costs were approximately $4,600 and $9,500 in 1999 and 1998, respectively.

14.    Stock Options

       On March 27, 1997, the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the purchase price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.625 per share from March 27, 1998 for the balance of the term of the option. The expiration date of the option is March 27, 2002.

       On March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,200,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, 100,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days a a price of $5.00 per share for 100,000 shares, $6.00 share for the next 100,000 shares, and $7.00 a share for the final 100,000 shares. The applicable rights are lost if the options are not exercised before 120 days after the above prices are maintained for 30 days.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

15.    Litigation

       The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal Law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages.

       In early 2000, the parties agreed to a settlement of the matter and a settlement agreement is in the process of being concluded and signed. The agreement provides for the payment of $50,000 to the Company. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future and the dismissal, with prejudice, of all claims against the Company

       A former employee sued the Company in 1997 for certain unpaid deferred salary. The Company counterclaimed for breaches of contract and fiduciary duty relating to unauthorized purchases made by the plaintiff when he was an employee of the Company. The employee obtained summary judgment on his claim for deferred salary. The judgment amount was $120,475, including interest. The Company's counterclaims were severed and referred to the trial court for resolution. Thereafter, a settlement was reached in the sum of $95,000. The Company is to pay the former employee seven (7) installments of $13,571 every six months beginning in March 2000. The first payment has since been made.

       A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $2,000 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous.

       The Company also sued a former employee alleging that this former employee, without authorization, took trade secrets and other confidential information and documents relating to the Company. The lawsuit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former employee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIAPULSE CORPORATION OF AMERICA
                                                   Registrant

                                        By: /s/ Jesse Ross
                                            -------------------------------
                                                Jesse Ross - President

Date: April, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                                         Date
-----------------                                         ----
/s/ Jesse Ross                                        March 31, 2000
----------------------------------
Name:  Jesse Ross
Title: President, Director and
       Chairman of the Board
       (Principal Executive Officer
       and Principal Financial and
       Accounting Officer)