Form 10QSB
period 2000-03-31
DIAPULSE CORP OF AMERICA
filed 2000-05-15
CIK 28742

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2000

                         DIAPULSE CORPORATION OF AMERICA

             (Exact Name of registrant as specified on its charter)

         Delaware                                           1305671991
--------------------------------                        -----------------------
(State or other jurisdiction of)                        (I.R.S. Employer
incorporation of organization                            Identification Number)

321 East Shore Road
Great Neck, New York                                         11023
--------------------                                    -----------------------

Registrant's telephone number,
including area code                                          516-466-3030
                                                        -----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                             No
                    -------                           -------

As of March 31, 2000 there were 3,960,730 shares of common stock outstanding.




Transitional Small Business Disclosure Format:

Yes [   ]                                          No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
  ITEM 1.        FINANCIAL STATEMENTS
                 BALANCE SHEETS (UNAUDITED)
                       March 31, 2000                                        3-4
                 STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three Months ended March 31, 2000                          5
                 STATEMENTS OF OPERATIONS (UNAUDITED)
                  Three Months ended March 31, 2000                          6
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS                     7-8

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                        9

PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                 10

  ITEM 2.  CHANGES IN SECURITIES                                             11

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   11

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

  ITEM 5.  OTHER INFORMATION                                                 11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  11


SIGNATURES

  SIGNATURE PAGE                                                             12

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                                                                                  Mar. 31, 2000       Dec. 31, 1999
                                                                                     Unaudited            Audited
                                                                                     ---------            -------
                                   Assets
                                  --------
Current Assets:

  Cash and cash equivalents                                                          $ 265,975          $ 258,383
  Current portion of accounts receivable, net of
    allowance for doubtful accounts of  $1,550,514 at

    March 31, 2000 and $1,712,000 at December 31, 1999                                 241,486             83,682
  Inventories, current portion                                                         192,856            195,549
  Commission advances, less allowance for doubtful accounts
    of $11,306 at December 31, 1999                                                      --                34,367
  Other current assets                                                                   8,407              5,561
                                                                                     ---------           --------

      Total current assets                                                             708,724            577,542
                                                                                     ---------           --------

Property and equipment, net                                                             14,498             15,413
                                                                                     ---------           --------

Other assets:

  Accounts receivable, net of current portion                                            4,166              4,166
  Inventory, net of current portion                                                    147,519            147,519
  Commission advances to related parties                                               266,057            259,904
  Security deposits                                                                     21,298             24,168
                                                                                     ---------          ---------

          Total other assets                                                          439,040             435,757
                                                                                     ---------          ---------

          Total Assets                                                              $1,162,262         $1,028,712
                                                                                    ==========         ==========








                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                                  Mar. 31, 2000       Dec. 31, 1999
                                                                                     Unaudited            Audited
                                                                                     ---------            -------
Current Liabilities:
  Current portion of  amounts due to officer and
    former officer                                                                   $ 245,447          $ 241,959
  Accounts payable and accrued liabilities including
    $191,539 and $203,862 to related parties in
    2000 and 1999                                                                      197,113            234,459
  Accrued Commissions                                                                    9,557               --
  Accrued income tax audit and related interest                                         15,000             15,000
                                                                                     ---------          ---------

         Total current liabilities                                                     467,117            491,418

Long-term portion of amounts due to officer                                          1,915,699          1,917,616
                                                                                     ---------          ---------

          Total Liabilities                                                          2,382,816          2,409,034
                                                                                     ---------          ---------

Stockholders' equity:
  Common stock - $.025 par value:
    authorized 15,000,000 shares, issued 3,962,058
    shares in 2000 and 1999                                                             99,051             99,051
  Additional paid-in capital                                                         2,293,272          2,293,272
  Accumulated deficit                                                               (3,610,549)        (3,770,317)
                                                                                     ---------          ---------

Less treasury stock 1,328 shares in 2000 and 1999 at cost                               (2,328)            (2,328)
                                                                                     ---------          ---------

          Total stockholders' equity (Deficiency)                                   (1,220,554)        (1,380,322)
                                                                                     ---------          ---------

Total liabilities and stockholders' equity (Deficiency)                             $1,162,262         $1,028,712
                                                                                    ==========         ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                      2000                                   1999
                                                                      ----                                   ----
Cash Flows From Operating Activities:
  Net income                                                     $ 159,769                              $ (57,880)
                                                                 ---------                              ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                        915                                  4,800
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                               (157,804)                              (156,854)
  (Increase) in commission advances                                 28,213                                (31,332)
  Decrease in inventories                                            2,693                                  2,700
  (Increase) in other assets                                            24                                 (7,855)
  Increase in accounts payable and
    accrued liabilities                                            (27,789)                               245,305
  (Decrease) in income taxes payable                                 ---                                   (6,665)
                                                                 ---------                              ---------
         Total adjustments                                        (153,748)                                50,099
                                                                 ---------                              ---------
         Net cash (used in) operating
          Activities                                                 6,021                                 (7,781)
                                                                 ---------                              ---------
Net cash used in investing activities, capital
  expenditures                                                        0                                    (2,644)
                                                                 ---------                             ----------
Cash flow from financing activities:

  Net increase in due to officer and
    former officer                                                   3,488                                119,777
(Decrease) long term portion of amounts
  due to officer                                                    (1,917)                              (297,306)
  Net increase in Bank line of credit                                 ---                                  50,000
                                                                 ---------                              ---------
        Net cash provided (used) by
        Financing activities                                         1,571                               (127,529)
                                                                 ---------                              ---------
        Net (decrease) in cash
           and cash equivalents                                      7,592                               (137,954)
Cash and cash equivalents -
  Beginning of Period                                              258,383                                319,868
                                                                 ---------                              ---------
Cash and cash equivalents -
  End of Period                                                   $265,975                               $181,914
                                                                ==========                             ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31

                                                                    2000                                   1999
                                                                    ----                                   ----

Net Sales and rentals                                             $477,223                              $ 309,671

Cost of sales and rentals                                            4,246                                 (3,933)
                                                                ----------                             ----------

          Gross Margin                                             472,977                                313,604

Operating Expenses:
  Selling, general and administrative                              269,295                                327,512
  Interest expense                                                  45,965                                 46,168
                                                                ----------                             ----------

          Total Operating Expenses                                 315,260                                373,680

         Net Operating Income                                      157,717                                (60,076)
Interest and other income                                            2,052                                  2,196
                                                                ----------                             ----------

         Income before Provision for Income Taxes                  159,769                                (57,880)
Provision for Income Taxes                                           ---                                     ---
                                                                ----------                             ----------
           Net Income                                            $ 159,769                              $ (57,880)
                                                                ==========                             ==========

           Basic Earnings Per Share                                 $ 0.04                                $ (0.01)
                                                                ==========                             ==========
           Diluted Earnings Per Share                               $ 0.04                                $ (0.01)
                                                                ==========                             ==========
           Weighted Average Number of Common

           Shares Outstanding                                    3,960,730                              3,960,730
                                                                ==========                              =========





                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 31, 2000, and the related statements of income and cash flows for the three months ended March 31. 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1999. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  Principles of Consolidation

         The consolidated financial statements as of and for the three (3) months ended March 31, 2000 include the accounts of the Company and its wholly owned subsidiary DCA Healthcare. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

4.  Inventories

         Inventories as of March 31, 2000 and December 31, 1999 consisted of the following:

                                               March 31             December. 31
                                                 2000                  1999
                                              ---------            -------------

Parts, components and subassemblies            $ 95,650                $ 94,097
Finished goods                                  338,003                 342,249
                                              ---------               ---------
          Total Inventories                     433,653                 436,346
Allowance for inventory obsolescence            (93,278)                (93,278)
                                              ---------               ---------

          Net Inventory                        $340,375                $343,068
                                              =========               =========

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

                 DIAPULSE CORPORATION OF AMERICA AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the current three months increased by $167,552 to $477,223 from last year's comparable three month period of $309,671. This was due primarily to collections of prior years medicare billings previously written off.

         Operating expenses for the current three months decreased to $315,260 from last year's comparable three month period of $373,680. This was due primarily to a reduction of personnel in California.

Liquidity and Capital Resources

         As of March 31, 2000, the Company had working capital of $241,607 and a current ratio of 1.52 to 1. This represents an increase in working capital since December 31, 1999 of $155,483.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                        --------------------------------
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31. 2000 and 1999


Item 1.  Legal Proceedings

The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorney's fees. The defendants answered in April 1997 and asserted counterclaims against the Company for alleged Federal Law violations, interference with contract, deceptive acts and unfair trade practices and trade disparagement. The counterclaims demand unspecified damages.

In early 2000, the parties agreed to a settlement of the matter and a settlement agreement is in the process of being concluded and signed. The agreement provides for the payment of $50,000 to the Company. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future and the dismissal with prejudice, of all claims against the Company.

A former employee sued the Company in 1997 for certain unpaid deferred salary. The Company counterclaimed for breaches of contract and fiduciary duty relating to unauthorized purchases made by the plaintiff when he was an employee of the Company. The employee obtained summary judgement on his claim for deferred salary. The judgment amount was $120,475, including interest. The Company's counterclains were severed and referred to the trial court for resolution. Thereafter, a settlement was reached in the sum of $95,000. The Company is to pay the former employee seven (7) installments of $13,571 every six months beginning in March 2000. The first payment has since been made.

A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $2,000 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations, some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous.

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

                                                 DIAPULSE CORPORATION OF AMERICA
                                                 -------------------------------

                                                          Registrant

                                           By /s/ Jesse Ross, President
                                             -----------------------------------
                                                 Jesse Ross, President

                                           Date:                , 2000