Form 10QSB
period 2000-06-30
DIAPULSE CORP OF AMERICA
filed 2000-08-02
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2000

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact Name of registrant as specified on its charter)

         Delaware                                       1305671991
--------------------------------                  -----------------------
State or other jurisdiction of)                   (I.R.S. Employer
incorporation of organization                     Identification Number)

321 East Shore Road
Great Neck, New York                                       11023
--------------------                              -----------------------
(Address of principal offices)                          (Zip Code)

Registrant's telephone number,
including area code                                    516-466-3030
                                                  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No

As of June 30, 2000 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes [   ]                                          No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        June 30, 2000                                       3-4

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Six Months ended June 30, 2000                      5

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Six Months ended June 30, 2000                      6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS               7-8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                  9

PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                           10

       ITEM 2.  CHANGES IN SECURITIES                                       11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

       ITEM 5.  OTHER INFORMATION                                           11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES

       SIGNATURE PAGE                                                       12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                        June 30, 2000       Dec. 31, 1999
                                                                          Unaudited            Audited
                                                                        -------------       -------------
                                   Assets
Current Assets:
  Cash and cash equivalents                                              $  451,795          $  258,383
  Current portion of accounts receivable, net of
    allowance for doubtful accounts of  $1,333,210 at
    June 30, 2000 and $1,712,000 at December 31, 1999                       337,663              83,682
  Inventories, current portion                                              187,591             195,549
  Commission advances, less allowance for doubtful accounts
    of $11,306 at December 31, 1999                                           --                 34,367
  Other current assets                                                       12,478               5,561
                                                                         ----------          ----------
      Total current assets                                                  989,527             577,542
                                                                         ----------          ----------
Property and equipment, net                                                  21,913              15,413
                                                                         ----------          ----------
Other assets:
  Accounts receivable, net of current portion                                16,802               4,166
  Inventory, net of current portion                                         147,519             147,519
  Commission advances to related parties                                    254,910             259,904
  Security deposits                                                          21,298              24,168
                                                                         ----------          ----------
          Total other assets                                                440,529             435,757
                                                                         ----------          ----------
          Total Assets                                                   $1,451,969          $1,028,712
                                                                         ==========          ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                     June 30, 2000          Dec. 31, 1999
                                                                       Unaudited               Audited
                                                                     -------------          -------------
Current Liabilities:
  Current portion of  amounts due to officer and
    former officer                                                    $  249,022              $  241,959
  Accounts payable and accrued liabilities including
    $183,082 and $203,862 to related parties in
    2000 and 1999                                                        207,811                 234,459
  Accrued commissions                                                     54,760                   --
  Accrued income taxes                                                   105,000                  15,000
                                                                      ----------              ----------
         Total current liabilities                                       616,593                 491,418

Long-term portion of amounts due to officer                            1,953,675               1,917,616
                                                                      ----------              ----------
          Total Liabilities                                            2,570,268               2,409,034
                                                                      ----------              ----------
Stockholders' equity:
  Common stock - $.025 par value:
    Authorized 15,000,000 shares, issued 3,962,058
    shares in 2000 and 1999                                               99,051                  99,051
  Additional paid-in capital                                           2,293,272               2,293,272
  Accumulated deficit                                                 (3,508,294)             (3,770,317)
                                                                      ----------              ----------
                                                                      (1,115,971)             (1,377,994)

Less treasury stock 1,328 shares in 2000 and 1999 at cost                 (2,328)                 (2,328)
                                                                      ----------              ----------
          Total stockholders' equity (Deficiency)                     (1,118,299)             (1,380,322)
                                                                      ----------              ----------
Total liabilities and stockholders' equity (Deficiency)               $1,451,969              $1,028,712
                                                                      ==========              ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                                   -------
                                                                     2000                           1999
                                                                     ----                           ----
Cash Flows From Operating Activities:
  Net income                                                       $262,025                       $ 80,939
                                                                   --------                       --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       2,236                          9,600
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                (266,618)                      (437,037)
  (Increase) decrease in commission advances                         39,361                        (52,015)
  Decrease in inventories                                             7,958                          2,707
  (Increase) in other assets                                         (4,048)                       (10,170)
  Increase in accounts payable and
    accrued liabilities                                              28,112                        282,513
  (Decrease) increase in income taxes payable                        90,000                         (6,665)
                                                                   --------                       --------
         Total adjustments                                         (102,999)                      (211,067)
                                                                   --------                       --------
         Net cash (used in) operating
          Activities                                                159,026                       (130,128)
                                                                   --------                       --------
Net cash used in investing activities, capital
   expenditures                                                      (8,736)                        (2,144)
                                                                   --------                       --------
Cash flow from financing activities:
 Net increase in due to officer and
   former officer                                                     7,063                        134,738
(Decrease) increase long term portion of amounts
   due to officer                                                    36,059                       (263,102)
Net increase in Bank line of credit                                   --                           110,000
                                                                   --------                       --------
     Net cash provided (used) by
     Financing activities                                            43,122                        (18,364)
                                                                   --------                       --------
     Net (decrease) increase in cash
           and cash equivalents                                     193,412                       (150,636)
Cash and cash equivalents -
  Beginning of Period                                               258,383                        319,868
                                                                   --------                       --------
Cash and cash equivalents -
  End of Period                                                    $451,795                       $169,232
                                                                   ========                       ========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                     --------
                                                                      2000                              1999
                                                                      ----                              ----
Net Sales and rentals                                              $1,060,194                        $  799,933

Cost of sales and rentals                                              10,643                             3,816
                                                                   ----------                        ----------
          Gross Margin                                              1,049,551                           796,117

Operating Expenses:
  Selling, general and administrative                                 610,509                           623,948
  Interest expense                                                     92,549                            93,767
                                                                   ----------                        ----------
          Total Operating Expenses                                 $  703,058                        $  717,715

          Net Operating Income                                        346,493                            78,402
Interest and other income                                               6,612                             2,537
                                                                   ----------                        ----------

         Income before Provision for Income Taxes                     353,105                            80,939
Provision for Income Taxes                                             91,080                             --
                                                                   ----------                        ----------
          Net Income                                               $  262,025                        $   80,939
                                                                   ==========                        ==========
           Basic Earnings Per Share                                $     0.07                        $     0.02
                                                                   ==========                        ==========
           Diluted Earnings Per Share                              $     0.05                        $     0.02
                                                                   ==========                        ==========
          Weighted Average Number of Common
          Shares Outstanding                                        3,960,730                         3,960,730
                                                                   ==========                        ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

      The balance sheets of Diapulse Corporation of America as of June 30, 2000, and the related statements of income and cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2000 and 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1999. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  Income Taxes

      The Company accounts for income taxes under the asset and liability method.

3.  Inventories

      Inventories as of June 30, 2000 and December 31, 1999 consisted of the following:

                                                June 30          December 31
                                                  2000               1999
                                                -------          -----------
Parts, components and subassemblies            $ 96,754           $ 94,097
Finished goods                                  331,634            342,249
                                               --------           --------
          Total Inventories                     428,388            436,346
Allowance for inventory obsolescence            (93,278)           (93,278)
                                               --------           --------
          Net Inventory                        $335,110           $343,068
                                               ========           ========

4.  Basic and diluted Loss per Common Share

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which required the presentation of basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. For periods ended June 30, 2000 and 1999 the basic earnings per share is based on a weighted average of 3,960,730 shares outstanding. The fully diluted earnings per share computation is based on a weighted average of 5,260,730 shares outstanding. The diluted earnings per share computation gives pro forma effect to the exercise of stock options which will result in an additional 1,300,000 shares outstanding.

                         DIAPULSE CORPORATION OF AMERICA

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     For the Six Months Ended June 30, 2000

Results of Operations

         Net sales for the current six months increased by $260,261 to $1,060,194 from last year's comparable six month period of $799,933. This was due primarily to collections of prior years receivables.

         Operating expenses for the current six months decreased to $703,058 from last year's comparable six month period of $717,715. This was due primarily to a reduction of personnel.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had working capital of $372,934 and a current ratio of 1.60 to 1. This represents an increase in working capital since December 31, 1999 of $286,810.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                     For the Six Months Ended June 30, 2000

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

                                             DIAPULSE CORPORATION OF AMERICA
                                             -------------------------------
                                                       Registrant

                                             By ____________________________
                                                    Jesse Ross, President

                                             Date:                    , 2000