Form 10QSB
period 2000-09-30
DIAPULSE CORP OF AMERICA
filed 2000-11-07
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2000

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact Name of registrant as specified on its charter)

         Delaware                                  1305671991
--------------------------------             ----------------------
(State or other jurisdiction of)             (I.R.S. Employer
incorporation of organization                Identification Number)

321 East Shore Road
Great Neck, New York                                 11023
--------------------                         ----------------------
(Address of principal offices)                    (Zip Code)

Registrant's telephone number,
including area code                               516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No ____

As of September 30, 2000 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes [ ]                                          No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        September 30, 2000                               3-4

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Nine Months ended September 30, 2000             5

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Nine Months ended September 30, 2000             6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS            7-8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS               9

PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                        10

       ITEM 2.  CHANGES IN SECURITIES                                    11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

       ITEM 5.  OTHER INFORMATION                                        11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         11

SIGNATURES

       SIGNATURE PAGE                                                    12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                                 Sept. 30, 2000       Dec. 31, 1999
                                                                                    Unaudited            Audited
                                                                                    ---------            -------
                                   Assets
Current Assets:
  Cash and cash equivalents                                                         $  409,117          $  258,383
  Current portion of accounts receivable, net of
    Allowance for doubtful accounts of  $1,323,931 at
    September 30, 2000 and $1,712,000 at December 31, 1999                             488,165              83,682
  Inventories, current portion                                                         177,258             195,549
  Commission advances, less allowance for doubtful accounts
    of $11,306 at December 31, 1999                                                      --                 34,367
  Other current assets                                                                  12,349               5,561
                                                                                    ----------          ----------
      Total current assets                                                           1,086,889             577,542
                                                                                    ----------          ----------
Property and equipment, net                                                            23,592               15,413
                                                                                    ----------          ----------
Other assets:
  Accounts receivable, net of current portion                                           24,290               4,166
  Inventory, net of current portion                                                    147,519             147,519
  Commission advances to related parties                                               258,199             259,904
  Security deposits                                                                     18,298              24,168
                                                                                    ----------          ----------
           Total other assets                                                          448,306             435,757
                                                                                    ----------          ----------
          Total Assets                                                              $1,558,787          $1,028,712
                                                                                    ==========          ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                              Sept. 30, 2000          Dec. 31, 1999
                                                                                 Unaudited               Audited
                                                                                 ---------               -------
Current Liabilities:
  Current portion of  amounts due to officer and
    Former officer                                                              $   100,000             $   241,959
  Accounts payable and accrued liabilities including
    $166,227 and $203,862 to related parties in
    2000 and 1999                                                                   199,405                 234,459
  Accrued commissions                                                                72,750                   --
  Accrued income taxes                                                               76,320                  15,000
                                                                                -----------             -----------
         Total current liabilities                                                  448,475                 491,418

Long-term portion of amounts due to officer                                       2,001,507               1,917,616
                                                                                -----------             -----------
          Total Liabilities                                                       2,449,982               2,409,034
                                                                                -----------             -----------
Stockholders' equity:
  Common stock - $.025 par value:
    Authorized 15,000,000 shares, issued 3,962,058
    Shares in 2000 and 1999                                                          99,051                  99,051
  Additional paid-in capital                                                      2,293,272               2,293,272
  Accumulated deficit                                                            (3,281,190)             (3,770,317)
                                                                                -----------             -----------
                                                                                   (888,867)             (1,377,994)

Less treasury stock 1,328 shares in 2000 and 1999 at cost                            (2,328)                 (2,328)
                                                                                -----------             -----------
          Total stockholders' equity (Deficiency)                                  (891,195)             (1,380,322)
                                                                                -----------             -----------
Total liabilities and stockholders' equity (Deficiency)                         $ 1,558,787             $ 1,028,712
                                                                                ===========             ===========


                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                     2000                        1999
                                                                     ----                        ----
Cash Flows From Operating Activities:
  Net income                                                      $ 489,127                   $ 323,306
                                                                  ---------                   ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                       3,593                      14,400
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                (424,607)                   (625,816)
  (Increase) decrease in commission advances                         36,072                     (92,691)
  Decrease in inventories                                            18,291                       7,447
  (Increase) in other assets                                           (918)                    (10,640)
  Increase in accounts payable and
    Accrued liabilities                                              37,696                      66,792
  (Decrease) increase in income taxes payable                        61,320                      (6,665)
                                                                  ---------                   ---------
         Total adjustments                                         (268,553)                   (647,173)
                                                                  ---------                   ---------
         Net cash (used in) operating
          Activities                                                220,574                    (323,867)
                                                                  ---------                   ---------
Net cash used in investing activities, capital
   Expenditures                                                     (11,772)                     (2,344)
                                                                  ---------                   ---------
Cash flow from financing activities:
 Net (decrease) in due to officer and
   Former officer                                                  (141,959)                    (15,278)
(Decrease) increase long term portion of amounts
   due to officer                                                    83,891                     250,932
Net increase in Bank line of credit                                   --                        (50,000)
                                                                  ---------                   ---------
     Net cash provided (used) by
     Financing activities                                           (58,068)                    185,654
                                                                  ---------                   ---------
     Net (decrease) increase in cash
           And cash equivalents                                     150,734                    (140,557)
Cash and cash equivalents -
  Beginning of Period                                               258,383                     319,868
                                                                  ---------                   ---------
Cash and cash equivalents -
  End of Period                                                   $ 409,117                   $ 179,311
                                                                  =========                   =========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      2000                          1999
                                                                      ----                          ----
Net Sales and rentals                                              $1,542,088                    $1,332,781

Cost of sales and rentals                                              60,740                         9,218
                                                                   ----------                    ----------
          Gross Margin                                              1,481,348                     1,323,563

Operating Expenses:
  Selling, general and administrative                                 869,081                       860,585
  Interest expense                                                     57,525                       142,565
                                                                   ----------                    ----------
          Total Operating Expenses                                 $  926,606                    $1,003,150

         Net Operating Income                                         554,742                       320,413
Interest and other income                                              25,465                         2,893
                                                                   ----------                    ----------
         Income before Provision for Income Taxes                     580,207                       323,306
Provision for Income Taxes                                             91,080                         --
                                                                   ----------                    ----------
          Net Income                                               $  489,127                    $  323,306
                                                                   ==========                    ==========
           Basic Earnings Per Share                                $     0.12                    $     0.08
                                                                   ==========                    ==========
           Diluted Earnings Per Share                              $     0.09                    $     0.06
                                                                   ==========                    ==========
          Weighted Average Number of Common
          Shares Outstanding                                        3,960,730                     3,960,730
                                                                   ==========                    ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

         The balance sheets of Diapulse Corporation of America as of September 30, 2000, and the related statements of income and cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2000 and 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 1999. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3. Inventories

         Inventories as of September 30, 2000 and December 31, 1999 consisted of the following:

                                             September 30       December 31
                                             ------------       -----------
                                                 2000               1999
                                                 ----               ----

Parts, components and subassemblies            $ 99,159          $ 94,097
Finished goods                                  318,896           342,249
                                               --------          --------
          Total Inventories                     418,055           436,346
Allowance for inventory obsolescence            (93,278)          (93,278)
                                               --------          --------
          Net Inventory                        $324,777          $343,068
                                               =======           ========

4. Basic and diluted Loss per Common Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which required the presentation of basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. For periods ended September 30, 2000 and 1999 the basic earnings per share is based on a weighted average of 3,960,730 shares outstanding. The fully diluted earnings per share computation is based on a weighted average of 5,260,730 shares outstanding. The diluted earnings per share computation gives pro forma effect to the exercise of stock options which will result in an additional 1,300,000 shares outstanding.

                        DIAPULSE CORPORATION OF AMERICA

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  For the Nine Months Ended September 30, 2000

Results of Operations

         Net sales for the current nine months increased by $209,307 to $1,542,088 from last year's comparable nine month period of $1,332,781. This was due primarily to collections of prior years disputed receivables.

         Operating expenses for the current nine months decreased to $926,606 from last year's comparable nine month period of $1,003,150. This was due primarily to a reduction of personnel.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had working capital of $638,414 and a current ratio of 2.42 to 1. This represents an increase in working capital since December 31, 1999 of $552,290.

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

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION

                  For the Nine Months Ended September 30, 2000

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

A former employee sued the Company in 1997 for certain unpaid deferred salary. The Company counterclaimed for breaches of contract and fiduciary duty relating to unauthorized purchases made by the plaintiff when he was an employee of the Company. The employee obtained summary judgement on his claim for deferred salary. The judgment amount was $120,475, including interest. The Company's counterclaims were severed and referred to the trial court for resolution. Thereafter, a settlement was reached in the sum of $95,000. The Company is to pay the former employee seven (7) installments of $13,571 every six months beginning in March 2000. Two payments have since been made.

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

                                             DIAPULSE CORPORATION OF AMERICA

                                                       Registrant

                                             By /s/ Jesse Ross
                                                -------------------------
                                                    Jesse Ross, President

                                             Date: November 7, 2000