Form 10KSB
period 2000-12-31
DIAPULSE CORP OF AMERICA
filed 2001-03-30
CIK 28742

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 2000

                          Commission file number 132-3

--------------------------------------------------------------------------------

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact name of registrant as specified on its charter)

           Delaware                                     13-5671991
-------------------------------                   -----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization                     Identification number)

        321 East Shore Road
       Great Neck, New York                               11023
   -----------------------------                   -----------------
   (Address of principal offices)                      (Zip Code)

Registrant's telephone number
including area code                                  (516)-466-3030

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

                         Yes  X                    No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X}

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2000 as reported by an independent market maker: $1,386,720.

Number of shares outstanding of each of the registrant class of common stock as of March 31, 2000: 3,962,058.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         DIAPULSE CORPORATION OF AMERICA

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Item 9.           Directors and Executive Officers of the Registrant

Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners Management

Item 12.          Certain Relationships and Related Transactions

                                    PART IV.

Item 13.          Exhibits, Financial Statements , and Reports on Form 8-K

Signatures

   Financial Statements

                                     PART I

ITEM 1.           BUSINESS

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practice and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 1999.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. Medicare reimbursement, however, represented 54% and 11% of the Registrant's revenue for 1999 and 2000.

                  The Registrant rents and sells Diapulse units to hospitals, nursing homes, physicians, and rents its equipment to patients covered by Medicare and private insurance companies. Claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance and reimbursement from Medicare following administrative procedures.

                  Backlog - The Registrant has sufficient inventory of completed units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998, 1999 and 2000.

                  Employees - The registrant has thirty-six full-time and part-time employees and commission sales representatives.

ITEM 2.           PROPERTIES

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2001 minimum rental payments are $121,686. The premises are used as a national and international headquarters for the Company as well as for research and development. In addition, the registrant leases approximately 100 sq. ft. at a cost of $2,978 per year in Carlsbad, California for a sales office.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company filed suit as plaintiff in August 1994, against Magnetic Resonance Therapeutics, Inc. renamed Electropharamacology Inc., alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. In early 2000, a settlement agreement was reached whereby all claims against the defendant were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendant failed to make the required payments due, therefore the Company plans to enter judgment for the outstanding balance.

                  A former employee sued the Company in 1997 for certain unpaid deferred salary. Settlement was reached in the sum of $95,000, whereby the Company agreed to pay seven (7) installments of $13,571 payable every six months beginning in March 2000. The first three payments have since been made.

                  A former employee of the Company, who was terminated in May 1999, filed eight small claims actions against the Company and other employees and an officer of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company and an employee and an officer. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed are without merit and frivolous. The Company intends to vigorously defend these actions. In October 1999, the Company and officer filed suit against these individuals in Supreme Court State of New York, Nassau County, to obtain injunctive relief and damages from continued harassment.

                  The Company filed suit against a former employee, who without authorization, removed from the Company's files, trade secrets and other confidential information and documents relating to the Company. The action seeks to recover possession of the items allegedly taken and to enjoin the former employee from distributing, sharing or selling trade secrets and other confidential information. The former employee counter suit of $1,0000.00 for malicious prosecution is without merit and the Company intends to defend vigorously this action.

                  A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. The Company denies that it owes this amount and asserts that the said claims must be arbitrated pursuant to the agreement. The Company has filed a motion to compel arbitration in Nassau County, NY under the rules of the American Arbitration Association.

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

                                             Quarter Ended
                          ------------------------------------------------------
                                    2000                        1999
                          --------------------------  --------------------------
                          3/31   6/30   9/30   12/31  3/31   6/30   9/30   12/31
                          ----   ----   ----   -----  ----   ----   ----   -----
                   Low
                   Bid:    .35    .15    .25     .25   .25    .25    .25     .50
                   High
                   Bid:    .44    .20    .31     .28   .50    .50    .50    .625

                  As of December 31, 2000, there were approximately 1,466 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 2000, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals continue to aid marketing. At the present time there are approximately 40 Diapulse publications on Medline.

                  Net Revenues - During the year ended December 31, 2000 net revenues increased 147.61% as compared to the year ended December 31, 1999. This increase was due to partial collections of receivables previously classified as un-collectable.

                  Cost of Sales - During the year ended December 31, 2000, cost of sales increased $272,827 in 2000 as compared to the year ended December 31, 1999 due primarily to increased sales volume and the expensing of obsolete material and parts.

                  Operating Expenses - Operating expenses, exclusive of interest, decreased by $119,650 in 2000 as compared with 1999 due to lower payroll expenses and cost-cutting measures enacted by the Company.

                  Interest Expense - Interest expense from 1999 to 2000 decreased by $39,803 due to decrease in borrowing.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                  LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2000, the Registrant had working capital of $209,498. Working capital as of December 31, 1999 was $86,124.

                  The Registrant considers, and currently used for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

                  WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                            December 31,        December 31,
                                                2000                1999
                                                ----                ----
                  Working Capital             $209,498            $86,124
                  Current ratio               1.34 to 1           1.18 to 1
                  Quick ratio                 1.13 to 1           69 to 1

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F19 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and key employees of the Company as of March 31, 2001 were as follows:

                     Name                 Age           Title
                     ----                 ---           -----
                     Jesse Ross            79           President, Director and
                                                          Chairman of the Board

                     David M. Ross         53           Director

                     Howard Mann           65           Director

                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. Mr. Ross was an independent sales representative and consultant and is a now a full time employee.

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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2000, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 2000, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2000. For the year ending December 31, 2000 the President deferred $100,000 of salary.

                                                                                                Long Term
                                                                                            Compensation Award
                                                                             Other              -Securities
       Name and                                                              Annual         Underlying Options       All Other
   Principal Position        Year       Salary($)        Bonus ($)        Compensation             (#)              Compensation
--------------------------------------------------------------------------------------------------------------------------------
Jesse Ross, President,       2000       $                  0                   -                    0                   0
Director and                 1999       $                  0                   -                    0                   0
Chairman of the Board        1998       $                  0                   -                    0                   0

                  OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information concerning option exercises and option holdings for the fiscal year 2000 with respect to each of the named executive officers. No named executive officer exercised any options during such year.

                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                Number of Securities         Value of unexercised
                                                               Underlying Unexercised        In-the-money Options
                                                               Options at Fiscal Year        At Fiscal Year End ($)
                  Shares Acquired                                      End (#)                    Exercisable/
   Name           On Exercise (#)       Value Realized ($)    Exercisable/Unexercisable          Unexercisable
-------------------------------------------------------------------------------------------------------------------
Jesse Ross               0                    ---                 __0__ exercisable/           $__0__ exercisable/
                                                                  __0__ unexercisable          $__0__ unexercisable

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

                  (i) Include certain shares owned by the wife and other
                      relatives of this individual

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company, and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 2000 and 1999 were approximately $ 81,891 and $130,500, respectively.

                  As of December 31, 2000 and 1999, the Company had an aggregate commission advances to these individuals in the amount of $ 256,004 and $259,904, respectively. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  There are other individuals that currently work or have worked for the Company that are related to the President. The amounts due these individuals for accumulated salaries and interest thereon, at December 31, 2000 and 1999 were $168,516 and $203,862, respectively. Salaries and interest incurred for these individuals during 2000 and 1999 were approximately $10,136 and $10,279, respectively.

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

                  During the year ended December 31, 2000, the Company did not file any Form 8-K.

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

                                      DIAPULSE CORPORATION OF AMERICA
                                      -------------------------------
                                                 Registrant

                                      By: /s/ Jesse Ross
                                          ----------------------------
                                          Jesse Ross - President

Date: March, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                                         Date
-----------------                                         ----
/s/ Jesse Ross                                            March 31, 2001
-----------------
Name: Jesse Ross
Title: President, Director and
       Chairman of the Board

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Financial statements:

             Balance sheets                                           F-3 - F-4

             Statements of operations                                    F-5

             Statements of stockholders' equity (deficiency)             F-6

             Statement of cash flows                                  F-7 - F-8

             Notes to financial statements                            F-9 - F-20

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

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2000 and 1999, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   GRANICK & GENDLER
                                              Certified Public Accountants

New York, New York
February 23, 2001

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                          2000                1999
                                                                                          ----                ----
Current assets:
            Cash and cash equivalents                                                   $  416,738          $  258,383
            Current portion of accounts receivable, net of
                     allowance for doubtful accounts of $ 652,040
                     and $1,712,000 in 2000 and 1999 (Note 2)                              279,624              83,682
            Inventory, current portion (Note 3)                                             15,467             195,549
            Commission advance, less allowance for doubtful
                     accounts of  $17,145 in 2000 and $11,306 in 1999                      110,389              34,367
            Other current assets                                                             4,829               5,561
                                                                                        ----------          ----------
                             Total current assets                                          827,047             577,542

Property and equipment, net                                                                 49,847              15,413
                                                                                        ----------          ----------
Other assets:
            Accounts receivable, net of current portion                                    320,963               4,166
            Inventory, net of current portion (Note 3)                                         ---             147,519
            Commission advances to related parties                                         256,004             259,904
            Security deposits                                                               19,030              24,168
                                                                                        ----------          ----------
                             Total other assets                                            595,997             435,757
                                                                                        ----------          ----------
                             Total assets                                               $1,472,891          $1,028,712
                                                                                        ==========          ==========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 2000 AND 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

                                                                                        2000                 1999
                                                                                        ----                 ----
Current liabilities:
            Current portion of amounts due to officer/
                     stockholder and former officer                                  $   100,000           $   241,959
            Accounts payable and accrued liabilities
                     including $168,516 and $203,862 to related
                     parties in 2000 and 1999 (Note 6)                                   426,229               234,459
            Accrued income tax and related interest                                       91,320                15,000
                                                                                     -----------           -----------
                     Total current liabilities                                           617,549               491,418

Long term portion of amounts due to officer                                            2,089,791             1,917,616
                                                                                     -----------           -----------
                     Total liabilities                                                 2,707,340             2,409,034
                                                                                     -----------           -----------
Commitments (Note 9)

Stockholders' equity deficiency
            Common stock, $.025 par value per share
                     authorized 15,000,000 shares, issued
                     3,962,058 shares in 2000 and 1999                                                          99,051
            Additional paid-in capital                                                2,293,272              2,293,272
            Accumulated deficit                                                      (3,624,444)           (3,770,317)
                                                                                     -----------           -----------
                                                                                     (1,232,121)           (1,377,994)
Less treasury stock, 1,328 shares in 2000
            and 1999 at cost                                                             (2,328)               (2,328)
                                                                                     -----------           -----------
                     Total stockholders' equity deficiency                           (1,234,449)           (1,380,322)
                                                                                     -----------           -----------
                     Total liabilities and stockholders' equity
                             Deficiency                                              $ 1,472,891           $ 1,028,712
                                                                                     ===========           ===========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                 1999
                                                                                        ----                 ----
Revenue
Rental income                                                                         $2,339,467            $1,747,000
Sales of machinery                                                                       242,576               117,500
                                                                                      ----------            ----------
            Total revenue                                                              2,582,043             1,864,500

Cost of sales and rentals                                                                294,869                22,042
                                                                                      ----------            ----------
             Gross margin                                                              2,287,174             1,842,458
                                                                                      ----------            ----------
Operating expenses:
             Selling, general and administrative                                       1,217,525             1,328,913
             Provision for doubtful accounts                                             652,040               660,302
             Interest expense (principally to related parties)                           155,606               195,409
                                                                                      ----------            ----------
                     Total operating expenses                                          2,025,171             2,184,624
                                                                                      ----------            ----------
Income (Loss) from operations                                                            262,003             (342,166)
Interest and other income                                                                 37,348                 4,131
                                                                                      ----------            ----------
Income (Loss) before income taxes                                                        299,351             (338,035)
Income taxes (Note 10)                                                                   153,478              (31,652)
                                                                                      ----------            ----------
Net income (loss)                                                                     $  145,873            $ (306,383)
                                                                                      ==========            ==========
Earnings (loss) per common share (Note 11)                                            $     0.04            $    (0.08
                                                                                      ==========            ==========
Weighted average number of common shares
        Outstanding                                                                   $3,960,730            $3,960,730
                                                                                      ==========            ==========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                         Common Stock         Additional                                           Stockholders'
                                                 Issued         Paid-In-    Accumulated   Treasury    Stock           Equity
                                      Shares     Amounts        Capital       Deficit      Shares    Amounts        Deficiency

Balance, January 1, 1999            3,962,058     $99,051     $2,293,272   ($3,463,934)     1,328     ($2,328)     ($1,073,939)

  Net Loss                                                                    (306,383)                               (306,383)
                                    ------------------------------------------------------------------------------------------
Balance, December 31, 1999          3,962,058     $99,051     $2,293,272   ($3,770,317)     1,328     ($2,328)     ($1,380,322)

  Net Income                                                                   145,873                                 145,873
                                    ------------------------------------------------------------------------------------------
Balance, December 31, 2000          3,962,058     $99,051     $2,293,272   ($3,624,444)     1,328      ($2,328)    ($1,234,449)
                                    =========     =======     ==========   ===========      =====      =======     ===========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                  2000                  1999
                                                                                                  ----                  ----
Operating activities:
          Net Income (Loss)                                                                     $   145,873             $(306,383)
                                                                                                -----------             ---------
Adjustments to reconcile net income (loss) to net cash Provided by (used in)
        operating activities:
          Depreciation                                                                               13,026                 7,276
          Provision for losses on accounts receivable                                               652,040               660,302
          Provision for losses on commission advances                                                   ---                11,306
          Deferred salaries and accrued interest (officer
                          and former officer                                                        527,590               468,553

          Changes in assets and liabilities:
                          Accounts receivable                                                   (1,164,779)             (610,787)
                          Inventories                                                               327,601               (1,525)
                          Other current assets                                                          732                10,392
                          Commission advances                                                      (72,123)                37,096
                          Security deposits                                                           5,138                   ---
                          Accounts payable and accrued liabilities                                (276,348)             (350,808)
                          Accrued tax examination change and related interest                        76,320                 6,500
                                                                                                -----------             ---------
                          Total adjustments                                                          89,197               238,305
                                                                                                -----------             ---------
                          Net cash  provided by (used in) operating activities                      235,070              (68,078)
                                                                                                -----------             ---------
Net cash provided by (used in) investing activities
                          Capital Expenditures                                                     (47,460)               (3,082)
                          Disposition of Assets                                                         ---                15,168
                                                                                                -----------             ---------
          Net cash provided by (used in) investing activities                                      (47,460)                12,086
                                                                                                -----------             ---------

                                   (Continued)

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                 1999
                                                                                        ----                 ----
Financing activities:
          Loans from officers                                                       $   100,000             $ 475,000
          Repayments to officers                                                       (129,255)             (430,493)
          Net borrowing (repayments) under bank line-of-credit                              ---               (50,000)
                                                                                    -----------             ---------
                 Net cash  (used in) financing activities                               (29,255)               (5,493)
                                                                                    -----------             ---------
          Net increase (decrease) in cash                                                158,355              (61,485)

Cash and cash equivalents, beginning of year                                             258,383              319,868
                                                                                    -----------             ---------
Cash and cash equivalents, end of year                                              $   416,738             $ 258,383
                                                                                    ===========             =========
Cash paid during the years for:
               Interest                                                             $   147,595             $  64,642
                                                                                    ===========             =========
               Income taxes                                                         $    59,886             $   - 0 -
                                                                                    ===========             =========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OFAMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the year 2000 there are no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, and physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 2000 and 1999, approximately 54% and 11%, respectively, of revenue was from rentals to patients covered through Medicare (see Note 2). In 2000 and 1999 there were no major customers. The Company does not require collateral for its accounts receivable.

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

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

         Earnings (Loss) Per Share

         The Company adopted SFAS No. 128, "Earnings Per Share,". In accordance with SFAS No. 128, the Company has presented both basic net earnings
         (loss) per share and diluted net earnings (loss) per share in the financial statements for all periods presented.

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

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. Description of Business and Summary of Significant Accounting Policies (Continued)

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From time to time the Company maintains bank balances in excess of insured limits. As the institutions are high credit quality, the Company does not believe that cash is at risk.

2.       Accounts Receivable

         At December 31, 2000 and 1999, accounts receivable included approximately $321,000 and $407,000 respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. Medicare has not assigned a separate code for this treatment and most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute the administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge ("ALJ") of the Social Security Administration. Through December 31, 1997, the Company had received favorable decisions on most claims going though this procedure.

         On September 10, 1997, and on October 29, 1997, the Health Care Financing Administration of the United States Department of Health & Human Services Department Appeals Board ("the Appeals Board") notified the Company that the Medicare Appeals Council ("the Council") had decided to review certain decisions made earlier in 1997 wherein an ALJ had concluded that the Company's Diapulse equipment was durable medical equipment and that the related treatment to the beneficiary was medically necessary, and therefore, the Company was entitled to be paid. The Company was notified that the Council is reviewing these decisions because it believes that the ALJ's decisions are not supported by substantial evidence, and because there is a broad policy issue in these cases that may affect the public interest. With respect to the September 10, 1997 notification, the Council vacated the ALJ's decision and remanded the cases back to an ALJ for further proceedings including a new decision. A new decision, which is fully favorable, has been rendered in some of the cases. In view of (1) the foregoing and
         (2) the lack of significant collections and age of the receivables, the Company has provided an allowance for doubtful receivables of approximately $652,000 and $1,712,000, the remaining uncollected balance as of December 31, 2000 and 1999, respectively. In connection with the above, the Company (1) provided an allowance for doubtful accounts of $17,145 and $11,306 for commission advances for the years 2000 and 1999, respectively and (2) reversed accrued commissions payable of $99,681 for the year 1999.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

3.       Inventories

                                                    2000             1999
                                                    ----             ----

         Parts, components and subassemblies      $    -0-       $   94,097
         Finished goods                             15,467          248,971
                                                  ========       ==========
                                                  $ 15,467       $  343,068
                                                  ========       ==========

         The Company is expanding its distribution network to try to facilitate the movement of its inventory. The Company's inventory value has been written down to estimated net realized value. As of December 31, 1999, the above amounts are net of an allowance for inventory obsolescence of $93,278. All inventories at December 31, 2000 are classified as a current asset. At December 31, 1999, inventory expected to be sold within one year is classified as a current asset and inventory not expected to be sold within one year is classified as a non-current asset.

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

5.       Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2000 and 1999 does not differ materially from the aggregate carrying value of it's financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and accordingly the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

6.       Related Party Transactions

         Due to Officer and Former Officer

         Due to officer (President) stockholder and former officer at December 31, 2000 and 1999 consists of the following:

                                         Principal
                                            and                 Accrued              Cash
                                          Interest              Salaries            Advances                Total
        December 31, 2000
        Officer/Stockholder              $1,310,405             $879,386            $    -0-             $2,189,791
                                         ==========             ========            ========             ==========
        December 31, 1999
        Officer/Stockholder              $  863,230             $779,386            $375,000             $2,017,616
        Former Officer                      111,882               30,077                 ---                141,959
                                         ----------             --------            --------             ----------
        (Deceased)                       $  975,112             $809,463            $375,000             $2,159,575
                                         ==========             ========            ========             ==========

                  There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 2000, the President of the Company did not take any remuneration for the services he provided. The 2000 and 1999 expenses have been accrued in these Financial Statements.

         In 2000 the President of the Company agreed not to demand repayment of $2,089,791 of the above amounts due him prior to January 1, 2002. In 1999 the President of the Company agreed not to demand repayment of $1,917,616 prior to January 1, 2001 and, accordingly, such amounts have been classified as long-term liabilities. In 2000 the amount owed to a former officer was fully satisfied.

         Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities as of December 31, 2000 and 1999 included $168,516 and $203,862 (see Note 8), respectively, representing unpaid salaries and interest thereon, to a former officer and parties related to the President of The Company. Interest incurred for these individuals during 2000 and 1999 were $10,136 and $10,279 respectively.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

6.       Related Party Transactions (Continued)

         Interest

         Interest is charged on all amounts due to officer and former officer and other related parties at the bank's current prime rate, plus one percent, compounded monthly.

         Due from Related Parties

         One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 2000 and 1999 were approximately $68,172 and $81,891 respectively.

         As of December 31, 2000 and 1999, commission advances to these individuals amounts to $256,004 and $259,902 respectively. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of amount due to him to the extent of the advances.

7.       Property and Equipment

         Property and equipment, at cost, at December 31, 2000 and 1999 consisted of the following:

                                                  2000                  1999
                                                  ----                  ----
        Rental equipment                        $129,209              $ 81,749
        Autos                                     15,500                15,500
        Furniture and fixtures                    58,262                58,262
        Machinery and equipment                   10,019                10,019
        Office equipment                          23,816                23,816
        Computer equipment                         7,829                 7,829
                                                --------              --------
           Total property and equipment          244,635               197,175
                                                --------              --------
        Less accumulated depreciation            194,788               181,762
                                                ========              ========
                                                $ 49,847              $ 15,413
                                                ========              ========

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

8.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities at December 31, 2000 and 1999

                                                           2000          1999
                                                           ----          ----
        Accrued expenses and interest to related
                    parties (see Note 6)                 $168,516      $203,862
        Accounts payable and other accrued liabilities    257,713        30,597
                                                         --------      --------
                                                         $426,229      $234,459
                                                         ========      ========

9.       Commitments

         The Company has a three-year operating lease on its premises located in Great Neck, New York through December 31, 2001. Minimum rental payments under the terms of the lease for 2001 are listed below.

         Rent expense for the years ended December 31, 2000 and 1999 was approximately $121,482 and $114,091, respectively.

                      Minimum rental payments are as follows:
                      Year Ending
                      December 31, 2001 (Total commitment)      $121,686
                                                                ========

10.      Income taxes

         The annual provision for income taxes for the years ended December 31, 2000 and 1999 consisted of the following:

                                           2000                1999
                                           ----                ----

        Computed Federal Taxes           $134,858           $(41,652)
        Computed State Taxes                   --             18,620
        Income tax audit                       --             10,000
                                         --------           --------
                                         $153,478           $(31,652)
                                         ========           ========

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

10.      Income Taxes (Continued)

         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                       2000             1999
                                                       ----             ----
        Expected tax (benefit)                      $ 175,522        $(114,932)
        Income tax audit                               31,206           10,000
        Deferred interest to officer and spouse        19,415           47,025
        Deferred salary payable to officer             30,350           34,000
        Other                                              --            2,255
        Net operating loss carry back                (121,635)         (10,000)
                                                    ----------       ---------
                                                    $  134,858       $ (31,652)
                                                    ==========       =========

         Deferred tax assets at December 31, 2000 and 1999 consisted of the following:

                                                           2000          1999
                                                           ----          ----
        Deferred tax assets:
                    Accrued salaries and interest       $ 831,600    $  848,200
                    Stock compensation - options           61,000        68,000
                    Other                                      --        19,000
                    Net operating loss carry forward       99,100       202,000
                                                        ---------    ----------
             Gross deferred tax assets                    991,700     1,137,200
        Deferred tax liabilities                               --           ---
                                                        ---------    ----------

        Net deferred assets before valuation allowance    991,700     1,137,200
        Deferred tax assets valuation allowance          (991,700)   (1,137,200)
                                                        =========    ==========
                                                        $   0        $   0
                                                        =========    ==========

         The Company has provided a valuation allowance of 100% based on its prior experience of not realizing the benefit of the deferred tax assets and the uncertainty of realizing such benefit in the future. The Internal Revenue Service has examined the Company's corporate tax returns for the years 1993, 1994, 1995 and 1997 which resulted in an additional tax assessment of $31,206 after the company carried-back it's accumulated net operating losses of approximately $263,000. The Company used approximately $401,000 of its accumulated net operating losses to offset the current-year tax liabilities.

         The Company has a net operating loss carry forward of approximately $326,000 of which $116,000 will expire in 2018 and approximately $210,000 of which will expire in 2019.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

11.      Earning (Loss) Per Share

         The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). Earning
         (Loss) per share is computed by dividing the earning (loss) by the weighted average number of common shares outstanding during the period.

                                                                 For The Year Ended 2000
                                              -----------------------------------------------------------------
                                                Income (Loss)              Shares                  Per-Share
                                                 (Numerator)           (Denominator)                 Amount

        Earning (Loss) Per Share                  $ 145,873              3,960,730                   $ 0.04
                                                  =========              =========                   ======

                                                                  For The Year Ended 1999
                                              -----------------------------------------------------------------
                                                Income (Loss)              Shares                  Per-Share
                                                 (Numerator)           (Denominator)                 Amount

        (Loss) Per Share                          $(306,383)             3,960,730                   $(0.08)
                                                  =========              =========                   ======

         All options outstanding during 2000 and 1999 were anti-dilutive. (see
         Note 14)

12.      Bank Line of Credit

         The Company has a line of credit with Fleet Bank for $200,000 due on demand that earns interest at a rate of 1% above prime. There was no balance due as of December 31, 2000. The line is guaranteed by the President of the Company, who has agreed to subordinate $977,350 of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

13.      Advertising and Promotions

         Advertising and promotion costs were approximately $1,454 and $4,600 in 2000 and 1999, respectively.

14.      Stock Options

         On March 27, 1997, the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the purchase price of $0.50 per share for one year, and if not exercised during that period, at $0.65 per share from March 27, 1998 until the end of the term of the option. The expiration date of the option is March 27, 2002.

         On March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,200,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, 100,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days at a price of $5.00 per share for 100,000 shares, $6.00 per share for the next 100,000 shares, and $7.00 per share for the final 100,000 shares. The applicable rights are lost if the options are not exercised before 120 days after the above prices are maintained for 30 days.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

15.      Litigation

         The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would be immediately become due and payable, and the Company would be entitled to enter a judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendant failed to make the required payments due in February and March 2001 and the Company is therefore entitled to enter judgment for the outstanding balance, although it has not yet done so.

         A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000, whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning in March 2000. The first three payments have since been made.

         A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous. The action is now on the nonjury trial calendar for May 2001.

         The Company also sued a former employee alleging that this former employee, without authorization, took trade secrets and other confidential information and documents relating to the Company. The lawsuit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former employee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000. The matter is schedule for trial in April 2001.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

         15.      Litigation (continued)

                  A former employee of the Company sued the Company for an amount in excess of $75,000 pursuant to a Commission Salesperson Agreement. The Company denies that it owes the former employee this amount and asserts that the former employee claims must be arbitrated pursuant to the agreement. The Company has filed a motion to compel arbitration of the former employee's claim in New York.

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

                                               DIAPULSE CORPORATION OF AMERICA
                                                         Registrant

                                               By: /s/ Jesse Ross
                                                   ---------------------------
                                                   Jesse Ross - President

         Date: March 31, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                  Date
         ----------------------                            --------
                                                           March 31, 2001

         /s/ Jesse Ross
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer