Form 10QSB
period 2001-03-31
DIAPULSE CORP OF AMERICA
filed 2001-05-09
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2001

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact Name of registrant as specified on its charter)

             Delaware                                   135671991
    ---------------------------                  --------------------------
    (State or other jurisdiction of)             (I.R.S. Employer
    incorporation of organization                Identification Number)

        321 East Shore Road
        Great Neck, New York                              11023
        --------------------                     --------------------------
        (Address of principal offices)                   (Zip Code)

        Registrant's telephone number,
        including area code                             516-466-3030
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X               No

As of March 31, 2001 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes [   ]                    No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        March 31, 2001                                     3-4

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Three Months ended March 31, 2001                    5

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Three Months ended March 31, 2001                    6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                7

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                   8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                         9-10

       ITEM 2.  CHANGES IN SECURITIES                                       11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

       ITEM 5.  OTHER INFORMATION                                           11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11


SIGNATURES
--------------------------------------------------------------------------------
       SIGNATURE PAGE                                                       12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                          March 31,2001        Dec. 31,2000
                                                                            Unaudited            Audited
                                                                            ---------            -------
                                  Assets
                                  ------
Current Assets:
  Cash and cash equivalents                                                 $  375,965           $  416,738
  Current portion of accounts receivable, net of
    Allowance for doubtful accounts of  $652,014 at
    March 31, 2001 and $652,040 at December 31, 2000                           399,004              279,624
  Inventories                                                                   10,913               15,467
  Commission advances, less allowance for doubtful accounts
    of $17,145 at March 31, 2001 and 2000                                      128,096              110,389
  Other current assets                                                           4,788                4,829
                                                                            ----------           ----------
      Total current assets                                                     918,766              827,047
                                                                            ----------           ----------
Property and equipment, net                                                     49,743               49,847
                                                                            ----------           ----------
Other assets:
  Accounts receivable, net of current portion                                  457,227              320,963
  Commission advances to related parties                                       260,823              256,004
  Security deposits                                                             19,030               19,030
                                                                            ----------           ----------
      Total other assets                                                       737,080              595,997
                                                                            ----------           ----------
      Total Assets                                                          $1,705,589           $1,472,891
                                                                            ==========           ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)
                -------------------------------------------------

                                                                              March 31, 2001          Dec. 31, 2000
                                                                                Unaudited                Audited
                                                                                ---------                -------
   Current Liabilities:
     Current portion of  amounts due to officer and
       Former officer                                                           $   100,000              $   100,000
     Accounts payable and accrued liabilities including
       $156,099 and $168,516 to related parties in
       2001 and 2000                                                                478,910                  426,229
     Accrued income tax audit and related interest                                   86,245                   91,320
                                                                                -----------              -----------
            Total current liabilities                                               665,155                  617,549

   Long-term portion of amounts due to officer                                    2,142,347                2,089,791
                                                                                -----------              -----------
            Total Liabilities                                                     2,807,502                2,707,340
                                                                                -----------              -----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2001 and 2000                                                       99,051                   99,051
     Additional paid-in capital                                                   2,293,272                2,293,272
     Accumulated deficit                                                         (3,491,908)              (3,624,444)
                                                                                -----------              -----------
                                                                                 (1,099,585)              (1,232,121)

   Less treasury stock 1,328 shares in 2001and 2000at cost                           (2,328)                  (2,328)
                                                                                -----------              -----------
            Total stockholders' equity (Deficiency)                              (1,101,913)              (1,234,449)
                                                                                -----------              -----------
   Total liabilities and stockholders' equity (Deficiency)                      $ 1,705,589              $ 1,472,891
                                                                                ===========              ===========

                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                            --------
                                                                                   2001                    2000
                                                                                   ----                    ----
Cash Flows From Operating Activities:
  Net income                                                                  $ 132,536               $ 159,769
                                                                              ---------               ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                                   1,263                     915
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                            (255,644)               (157,804)
  (Increase) decrease in commission advances                                    (22,526)                 28,213
  Decrease in inventories                                                         4,554                   2,693
  (Increase) in other assets                                                         41                      24
  Increase in accounts payable and
    Accrued liabilities                                                          52,681                 (27,789)
  (Decrease) increase in income taxes payable                                    (5,075)                     --
                                                                              ---------               ---------
         Total adjustments                                                     (224,706)               (153,748)
                                                                              ---------               ---------
         Net cash (used in) operating
          Activities                                                            (92,170)                  6,021
                                                                              ---------               ---------
Net cash used in investing activities, capital
   Expenditures                                                                  (1,159)                      0
                                                                              ---------               ---------
Cash flow from financing activities:
 Net (decrease) in due to officer and
   Former officer                                                                     0                   3,488
(Decrease) increase long term portion of amounts
   due to officer                                                                52,556                  (1,917)
                                                                              ---------               ---------
     Net cash provided (used) by
     Financing activities                                                        52,556                   1,571
                                                                              ---------               ---------
     Net (decrease) increase in cash
           and cash equivalents                                                (40,773)                   7,592
Cash and cash equivalents -
  Beginning of Period                                                           416,738                 258,383
                                                                              ---------               ---------
Cash and cash equivalents -
  End of Period                                                               $ 375,965               $ 265,975
                                                                              =========               =========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                            --------
                                                                                   2001                    2000
                                                                                   ----                    ----
Net Sales and rentals                                                         $  549,370              $  477,223

Cost of sales and rentals                                                         20,881                   4,246
                                                                              ----------              ----------
          Gross Margin                                                           528,489                 472,977

Operating Expenses:
  Selling, general and administrative                                            269,883                 269,295
  Interest expense (principally to related parties)                               56,299                  45,965
                                                                              ----------              ----------
          Total Operating Expenses                                               326,182                 315,260
                                                                              ----------              ----------
         Net Operating Income                                                    202,307                 157,717
Interest and other income                                                          5,974                   2,052
                                                                              ----------              ----------

         Income before Provision for Income Taxes                                208,281                 159,769
Provision for Income Taxes                                                        75,745                      --
                                                                              ----------              ----------
          Net Income                                                          $  132,536              $  159,769
                                                                              ==========              ==========

           Basic Earnings Per Share                                           $     0.03              $     0.04
                                                                              ==========              ==========
          Weighted Average Number of Common
          Shares Outstanding                                                   3,960,730               3,960,730
                                                                              ==========              ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 30, 2001, and the related statements of income and cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2001and 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2000. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3. Inventories

         Inventories as of March 31, 2001 and December 31, 2000 consisted of the following:

                                            March 31           December 31
                                            --------           -----------
                                              2001                 2000
                                              ----                 ----
Parts, components and subassemblies         $   426              $     0
Finished goods                               10,487               15,467
                                            -------              -------
          Total Inventories                  10,913               15,467
Allowance for inventory obsolescence              0                    0

          Net Inventory                     $10,913              $15,467
                                            =======              =======

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 2001 and 2000

Results of Operations

         Net sales for the current three months increased by $72,147 to $549,370 from last year's comparable three month period of $477,223. This was due primarily to increased sales.

         Operating expenses for the current three months increased to $326,182 from last year's comparable three month period of $315,260.

Liquidity and Capital Resources

         As of March 31, 2001, the Company had working capital of $253,611 and a current ratio of 1.38 to 1. This represents an increase in working capital since December 31, 2000 of $44,113.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                    For the Three Months Ended March 31, 2001

Item 1. Legal Proceedings

The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees.

In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future.

The defendant failed to make the required payments due in February and March 2001 and the Company is therefore entitled to enter judgement for the outstanding balance, although it has not yet done so.

A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000, whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning March 2000. The first three payments have since been made.

A former employee of the Company , who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company . Each action seeks $3,000 in damages. The former employee's son also filed one small claim action against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment . It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous. The action is now on the nonjury trial calendar for May 2001.

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 2001 and 2000

The Company also sued a former employee alleging that this former employee, without authorization, took trade secrets and other confidential information and documents relating to the Company. The lawsuit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former employee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000. The matter is scheduled for trial in May 2001.

An independent sales representative of the Company sued the Company for an amount in excess of $75,000 pursuant to a Commission Sales Agreement. The Company denies that it owes the former independent sales representative this amount and asserts that the former independent sales representative claims must be arbitrated pursuant to the agreement. The Company has filed a motion to compel arbitration of the former independent sales representative's claim in New York.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5. Other Information
------------------------------------------------------------

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

                                        DIAPULSE CORPORATION OF AMERICA
                                        -------------------------------
                                                   Registrant

                                        By___________________________________
                                              Jesse Ross, President

                                        Date: May 7, 2001