Form 10QSB
period 2001-06-30
DIAPULSE CORP OF AMERICA
filed 2001-08-15
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2001

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact Name of registrant as specified on its charter)

         Delaware                                       135671991
--------------------------------               --------------------------
(State or other jurisdiction of)                    (I.R.S. Employer
incorporation of organization                     Identification Number)

321 East Shore Road
Great Neck, New York                                    11023
--------------------------------               --------------------------
(Address of principal offices)                        (Zip Code)

Registrant's telephone number,
including area code                                  516-466-3030
                                               --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes [ X ]                              No [   ]

As of June 30, 2001 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

             Yes [   ]                              No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

       ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEETS (UNAUDITED)
                  June 30, 2001                                            3-4

                STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Six Months ended June 30, 2001                           5

                STATEMENTS OF OPERATIONS (UNAUDITED)
                  Six Months ended June 30, 2001                           6

                NOTES TO UNAUDITED FINANCIAL STATEMENTS                    7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                       8


PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                          9-10

       ITEM 2.  CHANGES IN SECURITIES                                      11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11

       ITEM 5.  OTHER INFORMATION                                          11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11


SIGNATURES

       SIGNATURE PAGE                                                      12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                   June 30,2001       Dec. 31,2000
                                                                    Unaudited           Audited
                                                                   ------------       ------------

                                   Assets
Current Assets:
  Cash and cash equivalents                                         $  310,734         $  416,738
  Current portion of accounts receivable, net of
    Allowance for doubtful accounts of  $1,223,133 at
    June 30, 2001 and $652,040 at December 31, 2000                    324,449            279,624
  Inventories                                                           20,235             15,467
  Commission advances, less allowance for doubtful accounts
    of $17,145 at June 30,2001 and 2000                                151,165            110,389
  Other current assets                                                  11,159              4,829
                                                                    ----------         ----------
      Total current assets                                             817,742            827,047
                                                                    ----------         ----------
Property and equipment, net                                             51,593             49,847
                                                                    ----------         ----------
Other assets:
  Accounts receivable, net of current portion                          371,794            320,963
  Commission advances to related parties                               270,807            256,004
  Security deposits                                                     19,030             19,030
                                                                    ----------         ----------
           Total other assets                                          661,631            595,997
                                                                    ----------         ----------
          Total Assets                                              $1,530,966         $1,472,891
                                                                    ==========         ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                   June 30,2001       Dec. 31,2000
                                                                    Unaudited           Audited
                                                                   ------------       ------------

                Liabilities and Stockholder's Equity (Deficiency)

   Current Liabilities:
     Current portion of  amounts due to officer                     $  151,126         $  100,000
     Accounts payable and accrued liabilities including
       $136,830 and $168,516 to related parties in
       2001 and 2000                                                   518,806            426,229
     Accrued income taxes                                                    0             91,320
                                                                    ----------         ----------

            Total current liabilities                                  669,932            617,549

   Long-term portion of amounts due to officer                       2,151,466          2,089,791
                                                                    ----------         ----------

             Total Liabilities                                       2,821,398          2,707,340
                                                                    ----------         ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2001 and 2000                                          99,051             99,051
     Additional paid-in capital                                      2,293,272          2,293,272
     Accumulated deficit                                            (3,680,427)        (3,624,444)
                                                                    ----------         ----------
                                                                    (1,288,104)        (1,232,121)

   Less treasury stock 1,328 shares in 2001 and 2000 at cost            (2,328)            (2,328)
                                                                    ----------         ----------
             Total stockholders' equity (Deficiency)                (1,290,432)        (1,234,449)
                                                                    ----------         ----------
   Total liabilities and stockholders' equity (Deficiency)          $1,530,966         $1,472,891
                                                                    ==========         ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                      ----------------------------------------
                                                                         2001                           2000
                                                                      ---------                      ---------
Cash Flows From Operating Activities:
  Net income                                                          $ (55,980)                     $ 262,025
                                                                      ---------                      ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                           2,526                          2,236
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                     (95,659)                      (266,618)
  (Increase) decrease in commission advances                            (55,579)                        39,361
  (Increase) decrease in inventories                                     (4,768)                         7,958
  (Increase) in other assets                                             (6,330)                        (4,048)
  Increase in accounts payable and
    Accrued liabilities                                                  92,577                         28,112
  Increase (Decrease) in income taxes payable                           (91,320)                            --
                                                                      ---------                      ---------
         Total adjustments                                             (158,553)                      (102,999)
                                                                      ---------                      ---------
         Net cash (used) in operating
          Activities                                                   (214,533)                       159,026
                                                                      ---------                      ---------
Net cash (used) in investing activities, capital
   Expenditures                                                          (4,272)                        (8,736)
                                                                      ---------                      ---------
Cash flow from financing activities:
 Net increase in due to officer                                          51,126                          7,063
Increase in long term portion of amounts
   due to officer                                                        61,675                         36,059

     Net cash provided by
     Financing activities                                               112,801                         43,122
                                                                      ---------                      ---------
     Net (decrease) increase in cash
           And cash equivalents                                        (106,004)                       193,412
Cash and cash equivalents -
  Beginning of Period                                                   416,738                        258,383
                                                                      ---------                      ---------
Cash and cash equivalents -
  End of Period                                                       $ 310,734                      $ 451,795
                                                                      =========                      =========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                     -----------------------------------------
                                                                        2001                           2000
                                                                     ----------                     ----------
Net Sales and rentals                                                $  897,446                     $1,060,194

Cost of sales and rentals                                                33,608                         10,643
                                                                     ----------                     ----------
          Gross Margin                                                  863,838                      1,049,551


Operating Expenses:
  Selling, general and administrative                                   787,765                        610,509
  Interest expense (principally to related parties)                     113,766                         92,549
                                                                     ----------                     ----------
          Total Operating Expenses                                      901,531                        703,058
                                                                     ----------                     ----------
          Net Operating Income (Loss)                                   (37,693)                       346,493
Interest and other income                                                 9,272                          6,612
                                                                     ----------                     ----------
          Income before Provision for Income Taxes                      (28,421)                       353,105
Provision for Income Taxes                                               27,559                         91,080
                                                                     ----------                     ----------
          Net Income                                                 $  (55,980)                    $  262,025
                                                                     ==========                     ==========

          Basic Earnings Per Share                                   $    (0.01)                    $     0.07
                                                                     ==========                     ==========

          Weighted Average Number of Common

          Shares Outstanding                                          3,960,730                      3,960,730
                                                                     ==========                     ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 2001, and the related statements of income and cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2001 and 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2000. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                   June 30        December. 31
                                                   -------        ------------
                                                     2001             2000
                                                     ----             ----

Parts, components and subassemblies                $ 9,748          $     0
Finished goods                                      10,487           15,467
                                                   -------          -------
    Total Inventory                                $20,235          $15,467
                                                   -------          -------

4.       Provision for Bad Debts

         Recent rejections by an ALJ of substantial Medicare claims has forced management to provide additional reserves for doubtful accounts. The Company has requested a review, and will appeal if the review fails.

                         DIAPULSE CORPORATION OF AMERICA

                                 PART II - OTHER
                         INFORMATION For the Six Months
                          Ended June 30, 2001 and 2000

Results of Operations

         Net sales for the current six months decreased by $162,748 to $ 897,446 from last year's comparable six month period of $1,060,194. This was due primarily to increased reserves set up for Medicare doubtful accounts.

         Operating expenses for the current six months increased to $901,531 from last year's comparable six month period of $703,058. This was due primarily to a reserve for doubtful accounts set up in the second quarter.

Liquidity and Capital Resources

         As of June 30, 2001, the Company had working capital of $117,810 and a current ratio of 1.17 to 1. This represents a decrease in working capital since December 31, 2000 of $91,688.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

                         DIAPULSE CORPORATION OF AMERICA

                                 PART II - OTHER
                         INFORMATION For the Six Months
                               Ended June 30, 2001

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

The defendant failed to make the required payments due since January 2001. A Summary Judgement has been entered with the Court to recover the unpaid balance.

A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000, whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning March 2000. The first three payments have been made, and the balance due him is $54,286 as of this date.

A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous. The action is now on the nonjury trial calendar for 2001.

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                     For the Six Months Ended June 30, 2001

An independent sales representative of the Company sued the Company for an amount in excess of $75,000 pursuant to a Commission Sales Agreement. The Company denies that it owes the former independent sales representative this amount and asserts that the former independent sales representative claims must be arbitrated pursuant to the agreement. A Motion for arbitration has been accepted and an arbitration date is set for October 2001.

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

                                        DIAPULSE CORPORATION OF AMERICA
                                                  Registrant

                                        By /s/ Jesse Ross
                                           -----------------------
                                           Jesse Ross, President

                                        Date:  August 10, 2001