Form 10QSB
period 2001-09-30
DIAPULSE CORP OF AMERICA
filed 2001-11-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2001

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

                            Yes X                No

As of September 30, 2001 there were 3,960,730 shares of common stock outstanding.



Transitional Small Business Disclosure Format:

Yes [  ]                                          No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

       ITEM 1.     FINANCIAL STATEMENTS

                   BALANCE SHEETS (UNAUDITED)
                     September 30, 2001                                    3-4

                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Nine Months ended September 30, 2001                   5

                   STATEMENTS OF OPERATIONS (UNAUDITED)
                     Nine Months ended September 30, 2001                   6

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS                  7

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                     8


PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                          9-10

       ITEM 2.  CHANGES IN SECURITIES                                      11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11

       ITEM 5.  OTHER INFORMATION                                          11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11


SIGNATURES
-------------------------------------------------------------------------------
       SIGNATURE PAGE 12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                      Sept. 30,2001       Dec. 31, 2000
                                                                        Unaudited            Audited
                                                                        ----------         ----------
                                   Assets
Current Assets:
  Cash and cash equivalents                                             $  302,283         $  416,738
  Current portion of accounts receivable, net of
    Allowance for doubtful accounts of  $1,449,942 at
    September 30, 2001 and $652,040 at December 31, 2000                   366,819            279,624
  Inventories                                                               21,735             15,467
  Commission advances, less allowance for doubtful accounts
    of $17,145 at September 30,2001 and 2000                               163,593            110,389
  Other current assets                                                      22,611              4,829
                                                                        ----------         ----------

      Total current assets                                                 877,041            827,047
                                                                        ----------         ----------

Property and equipment, net                                                 53,621             49,847
                                                                        ----------         ----------

Other assets:
  Accounts receivable, net of current portion                              420,347            320,963
  Commission advances to related parties                                   277,789            256,004
  Security deposits                                                         19,030             19,030
                                                                        ----------         ----------

           Total other assets                                              717,166            595,997
                                                                        ----------         ----------

          Total Assets                                                  $1,647,828         $1,472,891
                                                                        ==========         ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                             Sept. 30, 2001       Dec. 31, 2000
                                                                Unaudited            Audited
                                                               -----------         -----------
Current Liabilities:
  Current portion of  amounts due to officer                   $   133,576         $   100,000
  Accounts payable and accrued liabilities including
    $121,254 and $168,516 to related parties in
    2001 and 2000                                                  482,328             426,229
  Accrued income taxes                                                   0
                                                                                        91,320

         Total current liabilities                                 615,904             617,549

Long-term portion of amounts due to officer                      2,233,107           2,089,791
                                                               -----------         -----------

          Total Liabilities                                      2,849,011           2,707,340
                                                               -----------         -----------

Stockholders' equity:
  Common stock - $.025 par value:
    Authorized 15,000,000 shares, issued 3,962,058
    Shares in 2001 and 2000                                         99,051              99,051
  Additional paid-in capital                                     2,293,272           2,293,272
  Accumulated deficit                                           (3,591,178)         (3,624,444)
                                                               -----------         -----------
                                                                (1,198,855)         (1,232,121)

Less treasury stock 1,328 shares in 2001 and 2000 at cost           (2,328)             (2,328)
                                                               -----------         -----------

          Total stockholders' equity (Deficiency)               (1,201,183)         (1,234,449)
                                                               -----------         -----------

Total liabilities and stockholders' equity (Deficiency)        $ 1,647,828         $ 1,472,891
                                                               ===========         ===========

                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                        ---------------------------
                                                           2001              2000
                                                        ---------         ---------
Cash Flows From Operating Activities:
  Net income                                            $  33,266         $ 489,127
                                                        ---------         ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                             3,789             3,593
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                      (186,579)         (424,607)
  (Increase) decrease in commission advances              (74,989)           36,072
  (Increase) decrease in inventories                       (6,268)           18,291
  (Increase) in other assets                              (17,782)             (918)
  Increase in accounts payable and
    Accrued liabilities                                    56,099            37,696
  Increase (Decrease) in income taxes payable             (91,320)           61.320
                                                        ---------         ---------

         Total adjustments                               (317,050)         (268,553)
                                                        ---------         ---------
         Net cash (used) in operating
          Activities                                     (283,784)          220,574
                                                        ---------         ---------
Net cash (used) in investing activities, capital
   Expenditures                                            (7,563)          (11,772)
                                                        ---------         ---------
Cash flow from financing activities:
 Net increase in due to officer                            33,576          (141,959)
Increase in long term portion of amounts
   due to officer                                         143,316            83,891
                                                        ---------         ---------
     Net cash provided by
       Financing activities                               176,892           (58,068)
                                                        ---------         ---------
     Net (decrease) increase in cash
       And cash equivalents                              (114,455)          150,734
Cash and cash equivalents -
  Beginning of Period                                     416,738           258,383
                                                        ---------         ---------
Cash and cash equivalents -
  End of Period                                         $ 302,283         $ 409,117
                                                        =========         =========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                    UNAUDITED

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                               ----------------------------
                                                                  2001              2000
                                                               ----------        ----------

Net Sales and rentals                                          $1,312,562        $1,542,088

Cost of sales and rentals                                          61,595            60,740
                                                               ----------        ----------

          Gross Margin                                          1,250,967         1,481,348


Operating Expenses:
  Selling, general and administrative                           1,027,586           869,081
  Interest expense (principally to related parties)               172,576            57,525
                                                               ----------        ----------

          Total Operating Expenses                              1,200,162           926,606
                                                               ----------        ----------

         Net Operating Income (Loss)                               50,805           554,742
Interest and other income                                          11,291            25,465
                                                               ----------        ----------

          Income before Provision for Income Taxes                 62,096           580,207
Provision for Income Taxes                                         28,830            91,080
                                                               ----------        ----------
          Net Income                                           $   33,266        $  489,127
                                                               ==========        ==========

          Basic Earnings Per Share                             $     0.01        $     0.12
                                                               ==========        ==========

          Weighted Average Number of Common
          Shares Outstanding                                    3,960,730         3,960,730
                                                               ==========        ==========



                        See Notes to Financial Statements

                         DAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The balance sheets of Diapulse Corporation of America as of September 30, 2001, and the related statements of income and cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2001and 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2000. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.  INCOME TAXES

         The Company accounts for income taxes under the asset and liability method.

3.  INVENTORIES

         Inventories as of September 30, 2001 and December 31, 2000 consisted of the following:

                                           Sept. 30          December. 31
                                             2001                2000
                                           --------            --------
Parts, components and subassemblies        $ 11,248            $      0
Finished goods                               10,487              15,467
                                           --------            --------
    Total Inventory                        $ 21,735            $ 15,467
                                           --------            --------

4.  PROVISION FOR BAD DEBTS

         Recent rejections by an ALJ of substantial Medicare claims has forced management to provide additional reserves for doubtful accounts. The Company has requested a review and is currently appealing the rejections.

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
              For the Nine Months Ended September 30, 2001 and 2000


RESULTS OF OPERATIONS

         Net sales for the current nine months decreased by $229,526 to $ 1,312,562 from last year's comparable nine month period of $1,542,088. This was due primarily to increased reserves set up for Medicare doubtful accounts.

         Operating expenses for the current nine months increased to $1,200,162 from last year's comparable nine month period of $926,606. This was due primarily to a reserve for doubtful accounts set up in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had working capital of $261,137 and a current ratio of 1.42 to 1. This represents an increase in working capital since December 31, 2000 of $51,639.

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

FORWARD-LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                  For the Nine Months Ended September 30, 2001

ITEM 1.  LEGAL PROCEEDINGS

The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees.

In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendant failed to make the required payments due since January 2001. A Summary Judgement has been entered with the Court to recover the unpaid balance. As of September 30, 2001, the summary judgement is still pending.

A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000, whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning March 2000. The first four payments have been made, and the balance due him is $40,714 as of this date.

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

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                  For the Nine Months Ended September 30, 2001


An independent sales representative of the Company sued the Company for an amount in excess of $75,000 pursuant to a Commission Sales Agreement. The Company denies that it owes the former independent sales representative this amount and asserts that the former independent sales representative claims must be arbitrated pursuant to the agreement. A Motion for arbitration has been accepted and an arbitration date is set for November, 2001.

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



                                            DIAPULSE CORPORATION OF AMERICA

                                                     Registrant



                                            By   /s/   Jesse Ross
                                                ---------------------------
                                                    Jesse Ross, President


                                            Date:   November 9, 2001