Form 10KSB
period 2001-12-31
DIAPULSE CORP OF AMERICA
filed 2002-04-01
CIK 28742

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 2001

                          Commission file number 132-3
-------------------------------------------------------------------------------


                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact name of registrant as specified on its charter)

           Delaware                                    13-5671991
          ----------                                  -------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization                      Identification number)


         321 East Shore Road
         Great Neck, New York                            11023
        ---------------------                         -----------
   (Address of principal offices)                      (Zip Code)


Registrant's telephone number
including area code                                  (516)-466-3030
                                                     --------------
-------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

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

                       Yes  X                    No
                       ------                    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X}

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 25, 2002 as reported by an independent market maker: $1,782,926.

Number of shares outstanding of each of the registrant class of common stock as of April 2, 2002: 3,962,058.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                         DIAPULSE CORPORATION OF AMERICA

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

                                    PART IV.

Item 13. Exhibits, Financial Statements , and Reports on Form 8-K

Signatures

   Financial Statements

                                     PART I
ITEM 1.           Business

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians practices and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 2001.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. During 2001 and 2000, approximatley 88% and 54%, respectively, of revenue was from rentals to patients covered through Medicare (See Note 2).

                  The Registrant rents and sells Diapulse units to hospitals, nursing homes and physicians, and rents its equipment to individuals covered by Medicare and private insurance companies whose claims have been assigned to the Registrant in various parts of the country. Payment has been received from private insurance and reimbursements have also been received from Medicare following administrative procedures.

                  Backlog - The Registrant has sufficient inventory of completed units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998, 1999, 2000 and 2001.

                  Employees - The registrant has thirty-six full-time and part-time employees and commission sales representatives.

                  Forward-Looking Information - The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.


ITEM 2.  Properties

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2003. Minimum rental payments are $125,337 for 2002 and $129,097 for 2003. The premises are used as a national and international headquarters for the Company as well as for research and development. In addition, the registrant leases approximately 100 sq. ft. at a cost of approximately $2,978.00 per year in Carlsbad, California for a sales office.

ITEM 3.           Legal Proceedings

                  The Company filed suit as plaintiff in August 1994, against Magnetic Resonance Therapeutics renamed Electropharmacology, Inc., alleging deceptive acts and practices, false advertising, unfair competition and breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. In early 2000, a settlement agreement was reached whereby all claims against the defendant were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendant failed to make the required payments due in February and March 2001 and the Company is currently attempting to enforce the judgement for the outstanding balance.

                  A former employee of the Company sued the Company in 1997 for certain unpaid deferred salary. Settlement was reached in the sum of $95,000, whereby the Company agreed to pay seven (7) installments of $13,571 payable every six months beginning in March 2000. The first five payments have since been made.

                  A former employee of the Company, who was terminated in May 1999, filed five small claims actions against the Company and other employees and an officer of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company, an employee and an officer of the company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed are meritless and frivolous. The Company intends to vigorously defend these actions. In October 1999, the Company and officer filed suit against these individuals in Supreme Court State of New York, Nassau County, to obtain injunctive relief and damages from continued harassment. The action is now on the non-jury trial calendar for April 2002.

                  A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. The Company denies that it owes this amount and asserts that the said claims must be arbitrated pursuant to the agreement. The Company has filed a motion to compel arbitration in New York City under the rules of the American Arbitration Association. Arbitration was held on March 14, 2002 and is awaiting a decision.

                  The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The property remains at the storagee company facility pending final resolution of the claim. In September 2001, the storage company sued the Company for approximately $80,000. The Company denies liability on the merits of the case and also has raised the statue of limitations as a partial defense. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

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

                                                                  Quarter Ended
                            ------------------------------------------------------------------------------------------
                                            2001                                                 2000
                            -------------------------------------------       ----------------------------------------
                            3/31        6/30        9/30         12/31        3/31         6/30       9/30       12/31
                            ----        ----        ----         -----        ----         ----       ----       -----
                    Low
                    Bid:     .20        .18          .45          .40          .35          .15        .25        .25
                    High
                    Bid:     .25        .20          .50          .45          .44          .20        .31        .28


                  As of December 31, 2001, there were approximately 1,462 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Overview - During the fiscal year ended December 31, 2001, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline.

                  Net Revenues - During the year ended December 31, 2001 revenues decreased by 64.34% as compared to the year ended December 31, 2000. This decrease was due to reserves set up to account for current collection problems with Medicare rental income.

                  Cost of Sales - During the year ended December 31, 2001, cost of sales decreased $276,918 as compared to the year ended December 31, 2000 due primarily to a decreased valuation of the products sold.

                  Operating Expenses - Operating expenses, exclusive of interest, decreased by $372,426 in 2001 as compared with 2000 due to lower payroll and commission expense and cost-cutting measures enacted by the Company.

                  Interest Expense - Interest expense from 2000 to 2001 increased by $31,731, due to an increase in borrowing.


                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                  LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2001, the Registrant had working capital of $217,473. Working capital as of December 31, 2000 was $209,498.

                  The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

                  WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                           December 31,           December 31,
                                              2001                    2000
                                            --------                --------
                  Working Capital           $217,473                $209,498
                  Current ratio            1.32 to 1               1.34 to 1
                  Quick ratio              0.97 to 1               1.13 to 1

ITEM 7.           Financial Statements

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F21 of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None


                                    PART III

ITEM 9.           Directors and Executive Officers of the Registrant

                  The executive officers and key employees of the Company as of March 31, 2001 were as follows:

                      Name                Age          Title
                      -----               ---          -----
                      Jesse Ross           80          President, Director and
                                                         Chairman of the Board

                      David M. Ross        54          Director

                      Howard Mann          66          Director

                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. Mr. Ross was an independent sales representative and consultant, and is now a full-time employee.

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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2001, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          Executive Compensation

                  Cash Compensation - For the year ended December 31, 2001, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2001. For the year ending December 31, 2001 the President deferred $100,000 of salary.

                                                                                     Long Term
                                                                                 Compensation Award
                                                                      Other         -Securities
       Name and                              Annual                 Underlying        Options          All Other
   Principal Position            Year       Salary($)   Bonus ($)  Compensation         (#)           Compensation($)
-----------------------------------------------------------------------------------------------------------------------
Jesse Ross, President,           2001          0          0             -                0                   0
Director and                     2000          0          0             -                0                   0
Chairman of the Board            1999          0          0             -                0                   0

                  OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

                  The following table sets forth information concerning option exercises and option holdings for the fiscal year 2001 with respect to each of the named executive officers. No named executive officer exercised any options during such year.

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

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 2001.

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

                  (i) Include certain shares owned by the spouse and other relatives of this individual.

ITEM 12.          Certain Relationships and Related Transactions

                  One of the Company's directors who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 2001 and 2000 were approximately $54,600 and $68,200 respectively.

                  As of December 31, 2001 and 2000, the Company had aggregate commission advances to these individuals in the amount of $278,854 and $ 256,004, respectively. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  There are other individuals that currently work or have worked for the Company that are related to the President. The amounts due these individuals for accumulated salaries and interest thereon, at December 31, 2001 and 2000 were $116,708 and $168,516, respectively. Salaries and interest incurred for these individuals during 2001 and 2000 were approximately $6,800 and $10,136, respectively.


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

                  During the year ended December 31, 2001, the Company did not file any Form 8-K.

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



                                         DIAPULSE CORPORATION OF AMERICA
                                         -------------------------------
                                                   Registrant



                                         By: /s/ Jesse Ross
                                             ------------------------------
                                                 Jesse Ross - President



Date:  March 25, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                       Date
------------------                      ----

/s/ Jesse Ross                          March 25, 2002
--------------                          --------------
Name:  Jesse Ross
Title:  President, Director and
           Chairman of the Board

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



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


Financial statements:

         Balance sheets                                             F-3 - F-4

         Statements of operations                                      F-5

         Statements of stockholders' equity (deficiency)               F-6

         Statement of cash flows                                    F-7 - F-8

         Notes to financial statements                              F-9 - F-21

GRANICK & GENDLER
   CERTIFIED PUBLIC ACCOUNTANTS
                    -----------------------------------------------------------
                                                      60 EAST 42ND STREET
                                                      NEW YORK, NY 10165
                                                      (212) 697-1075


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.


                                                 GRANICK & GENDLER
                                                 Certified Public Accountants


New York, New York
February 22, 2002

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                                               2001             2000
                                                                           ------------     ------------

Current assets:
            Cash and cash equivalents                                      $   287,200      $   416,738
            Current portion of accounts receivable, net of
                     allowance for doubtful accounts of $370,848
                     and $ 652,040 in 2001 and 2000 (Note 2)                   365,032          279,624
            Inventory (Note 3)                                                  64,178           15,467
            Commission advance, less allowance for doubtful
                     accounts of  $ 17,145 in 2000 (Note 4)                    164,623          110,389
            Other current assets                                                 7,498            4,829
                                                                           ------------     ------------

                             Total current assets                              888,531          827,047

Property and equipment, net (Note 7)                                            88,914           49,847
                                                                           ------------     ------------

Other assets:
            Accounts receivable, net of current portion                        498,076          320,963
            Commission advances to related parties (Note 6)                    278,854          256,004
            Security deposits                                                   20,226           19,030
                                                                           ------------     ------------

                             Total other assets                                797,156          595,997
                                                                           ------------     ------------

                             Total assets                                  $ 1,774,601      $ 1,472,891
                                                                           ============     ============


   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 2001 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

                                                                               2001             2000
                                                                           ------------     ------------
Current liabilities:
            Current portion of amounts due to officer/
                     stockholder (Note 6)                                  $   100,000      $   100,000
            Accounts payable and accrued liabilities
                     including $116,708 and $168,516 to related
                     parties in 2001 and 2000 (Note 8)                         550,903          426,229
            Accrued income tax and related interest (Note 10)                   20,155           91,320
                                                                         --------------    -------------
                     Total current liabilities                                 671,058          617,549
Long term portion of amounts due to officer                                  2,396,789        2,089,791
                                                                         --------------    -------------
                     Total liabilities                                       3,067,847        2,707,340
                                                                         --------------    -------------
Commitments (Note 9)

Stockholders' equity deficiency
            Common stock, $.025 par value per share
                     authorized 15,000,000 shares, issued
                     3,962,058 shares in 2001 and 2000                          99,051           99,051
            Additional paid-in capital                                       2,293,272        2,293,272
            Accumulated deficit                                             (3,683,241)      (3,624,444)
                                                                         --------------    -------------
                                                                            (1,290,918)      (1,232,121)
Less treasury stock, 1,328 shares in 2001
            and 2000 at cost                                                    (2,328)          (2,328)
                                                                          -------------    -------------
                     Total stockholders' equity deficiency                  (1,293,246)      (1,234,449)
                                                                         --------------    -------------
                     Total liabilities and stockholders' equity
                             Deficiency                                  $   1,774,601     $  1,472,891
                                                                         ==============    =============


   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                             2001              2000
                                                                         ------------      ------------
Revenue
Rental income                                                            $   929,197       $  2,339,467
Sales of machinery                                                           732,167            242,576
                                                                         ------------      ------------
            Total revenue                                                  1,661,364          2,582,043

Cost of sales and rentals                                                     17,951            294,869
                                                                         ------------      ------------

             Gross margin                                                  1,643,413          2,287,174
                                                                         ------------      ------------

Operating expenses:
             Selling, general and administrative                           1,237,992          1,217,525
             Provision for doubtful accounts                                 259,147            652,040
             Interest expense (principally to related parties)               187,337            155,606
                                                                         ------------      ------------

                     Total operating expenses                              1,684,476          2,025,171
                                                                         ------------      ------------

Income (loss) from operations                                                (41,063)           262,003
Interest and other income                                                     13,561             37,348
                                                                         ------------      ------------

Income (loss) before income taxes                                            (27,502)           299,351
Income taxes (Note 10)                                                        31,295            153,478
                                                                         ------------      ------------

Net income (loss)                                                        $   (58,797)       $   145,873
                                                                         ============      ============

Basic and diluted earning (loss) per share (Note 11)                     $     (0.01)       $      0.04
                                                                         ============      ============

Weighted average number of common shares
        outstanding                                                        3,960,730          3,960,730
                                                                         ============      ============



   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000





                                         Common Stock                                                                 Total
                                   ----------------------                                                         Stockholders'
                                                 Issued       Additional    Accumulated   Treasury      Stock         Equity
                                      Shares     Amounts   Paid-In-Capital    Deficit      Shares      Amounts      Deficiency
                                   -------------------------------------------------------------------------------------------
Balance, January 1, 2000            3,962,058     $99,051     $2,293,272   ($3,770,317)     1,328     ($2,328)     ($1,380,322)

  Net Income                                                                   145,873                                 145,873
                                   -------------------------------------------------------------------------------------------

Balance, December 31, 2000          3,962,058     $99,051     $2,293,272   ($3,624,444)     1,328     ($2,328)     ($1,234,449)

  Net Loss                                                                     (58,797)                                (58,797)
                                   -------------------------------------------------------------------------------------------

Balance, December 31, 2001          3,962,058     $99,051     $2,293,272   ($3,683,241)     1,328     ($2,328)     ($1,293,246)
                                   ===========================================================================================




   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENTS OF CASH FLOW

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     2001              2000
                                                                                 ------------      -----------
Operating activities:
          Net Income (Loss)                                                      $  (58,797)        $  145,873
                                                                                 ------------      -----------

Adjustments to reconcile net income (loss) to net cash
    Provided by (used in) operating activities:
          Depreciation                                                               21,305            13,026
          Provision for losses on accounts receivable                               370,848           652,040
          Deferred salaries and accrued interest to officer                         578,568           527,590

          Changes in assets and liabilities:
               Accounts receivable                                                 (633,369)        1,164,779)
               Inventories                                                          (48,711)          327,601
               Other current assets                                                  (2,669)              732
               Commission advances                                                  (77,084)          (72,123)
               Security deposits                                                     (1,196)            5,138
               Accounts payable and accrued liabilities                            (244,802)         (276,348)
               Accrued tax examination change and related interest                      ---            76,320
                                                                                 ------------      -----------

               Total adjustments                                                    (37,110)            89,197

          Net cash provided by (used in) operating activities                       (95,907)           235,070
                                                                                 ------------      -----------

Net cash (used in) investing activities
               Capital Expenditures                                                 (62,069)          (47,460)
               Disposition of Assets                                                  1,697               ---
                                                                                 ------------      -----------

          Net cash provided by (used in) investing activities                       (60,372)          (47,460)
                                                                                 ------------      -----------

                                   (Continued)


   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                     2001              2000
                                                                                 ------------      -----------
Financing activities:
          Loans from officers                                                        105,000           100,000
          Repayments to officers                                                     (78,259)         (129,255)
                                                                                 ------------     ------------

                 Net cash provided by (used in) financing activities                  26,741          (29,255)
                                                                                 ------------     ------------
          Net Increase (decrease) in cash                                           (129,538)          158,355

Cash and cash equivalents, beginning of year                                         416,738           258,383
                                                                                 ------------     ------------

Cash and cash equivalents, end of year                                           $   287,200           416,738
                                                                                 ------------     ------------


Cash paid during the years for:
               Interest                                                          $     6,800           147,595
                                                                                  -----------     ------------

               Income taxes                                                      $    11,140            59,886
                                                                                 ------------     ------------





   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the year 2001 there are no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 2001 and 2000, approximately 88% and 54%, respectively, of revenue was from rentals to patients covered through Medicare (see Note 2). In 2001 and 2000 there were no major customers. The Company does not require collateral for its accounts receivable.

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

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

         Impairment of Long-lived Assets

         The Company reviews the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying values of property and equipment or whether the depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company performs undiscounted cash flow analysis to determine if any impairment exists. If any impairment is determined to exist any related impairment loss is calculated based on fair value. The Company doesn't believe that there are any current facts or circumstances indicating impairment of any long-lived assets.

         Earning (Loss) Per Share

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

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

2.       Accounts Receivable

         At December 31, 2001 and 2000, accounts receivable included approximately $498,000 and $321,000 respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. Medicare has not assigned a separate code for this treatment and most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute the administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge ("ALJ") of the Social Security Administration. In view of the lack of significant collections and the age of the receivables, the Company has provided an allowance for doubtful receivables of approximately $371,000 and $652,000 of the remaining uncollected balance as of December 31, 2001 and 2000, respectively.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


3.      Inventories

                                                   2001               2000
                                                -----------      -----------
        Parts, components and subassemblies      $  49,541        $     -0-
        Finished goods                              14,637           15,467
                                                -----------      -----------
                                                 $  64,178        $  15,467
                                                ===========      ===========


         The Company is expanding its distribution network to try to facilitate the movement of its parts, components and subassemblies inventory.

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

5.       Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2001 and 2000 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and accordingly the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

6.       Related Party Transactions

         Due to Officer

         Due to officer (President) stockholder at December 31, 2001 and 2000 consists of the following:

                                          Accrued                Accrued
                                          Interest               Salaries          Cash Advances            Total
                                       ---------------         -------------        --------------       ---------------
        December 31, 2001
        Officer/Stockholder        $        1,418,911      $        979,386     $          98,492     $       2,496,789
                                       ---------------         -------------        --------------       ---------------
                                   $        1,418,911      $        979,386     $          98,492     $       2,496,789
                                       ===============         =============        ==============       ===============


        December 31, 2000
        Officer/Stockholder        $        1,238,654      $        879,386     $          71,751     $       2,189,791
                                       ---------------         -------------        --------------       ---------------
                                   $        1,238,654      $        879,386     $          71,751     $       2,189,791
                                       ===============         =============        ==============       ===============

         There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 2001, the President of the Company did not take any remuneration for the services he provided. The 2001 and 2000 expenses have been accrued in these Financial Statements.

         In 2001 the President of the Company agreed not to demand repayment of $2,396,789 of the above amounts due him prior to January 1, 2003. In 2000 the President of the Company agreed not to demand repayment of $2,089,791 prior to January 1, 2002 and, accordingly, such amounts have been classified as long-term liabilities.

         Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities as of December 31, 2001 and 2000 included $116,708 and $168,516 (see Note 8), respectively, representing unpaid salaries and interest thereon, to parties related to the President of The Company. Interest incurred for these individuals during 2001 and 2000 were $6,800 and $10,136 respectively.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


6.       Related Party Transactions (Continued)

         Interest

         Interest is charged on all amounts due to officer and other related parties at the bank's current prime rate, plus one percent, compounded monthly.

         Due from Related Parties

         One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 2001 and 2000 were approximately $54,600 and $68,200 respectively.

         As of December 31, 2001 and 2000, the Company paid commission advances to these individuals in the amounts of $278,854 and $256,004 respectively. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of amount due to him to the extent of the advances.

7.       Property and Equipment

         Property and equipment, at cost, at December 31, 2001 and 2000 consisted of the following:


                                                  2001            2000
                                              -----------     -----------
        Rental equipment                     $   127,512      $  129,209
        Autos                                     73,297          15,500
        Furniture and fixtures                    58,262          58,262
        Machinery and equipment                   10,019          10,019
        Office equipment                          23,816          23,816
        Computer equipment                        12,101           7,829
                                              -----------     -----------

           Total property and equipment          305,007         244,635

        Less accumulated depreciation            216,093         194,788
                                              -----------     -----------
                                             $    88,914      $   49,847
                                              ===========     ===========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


8.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities at December 31, 2001 and 2000

                                                                    2001                2000
                                                                 ------------        ------------
        Accrued expenses and interest to related
                    parties (see Note 6)                     $       116,708     $       168,516
        Accounts payable and other accrued liabilities               434,195             257,713
                                                                 ------------        ------------
                                                             $       550,903     $       426,229
                                                                 ============        ============


9.       Commitments

         The Company has a two-year operating lease on its premises located in Great Neck, New York through December 31, 2003. The Company also rents office space located in California on a monthly basis and has paid a security deposit of $ 435. Minimum payments under the terms of the lease are listed below.

         Rent expense for the years ended December 31, 2001 and 2000 was $125,869 and $121,482 respectively.

              Minimum rental payments are as follows:
              Year Ending
              December 31, 2002                                   125,337
              December 31, 2003                                   129,097
                                                              ------------
              Total commitment                                 $  254,434
                                                              ============

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



10.      Income taxes

         The annual provision for income taxes for the years ended December 31, 2001 and 2000 consisted of the following:

                                                 2001             2000
                                              -----------      ------------
        Computed Federal Taxes              $      8,092     $     134,858
        Computed State Taxes                      23,203            18,620
                                              -----------      ------------
                                            $     31,295     $     153,478
                                              ===========      ============



         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                       2001            2000
                                                    ----------     -----------
        Expected tax (benefit)                     $   (9,750)    $   175,522

        Income tax audit                                   ---         31,206
        Deferred interest to officer and spouse         54,701         19,415
        Deferred salary payable to officer              30,350         30,350
        Net operating loss carry back                  (67,209)      (121,635)
                                                    ----------     -----------
                                                   $     8,092     $  134,858
                                                    ==========     ===========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



10       Income Taxes (Continued)


         Deferred tax assets at December 31, 2001 and 2000 consisted of the following:

                                                                    2001              2000
                                                               -------------      ------------
        Deferred tax assets:
                    Accrued salaries and interest             $     978,600      $    831,600
                    Stock compensation - options                     61,000            61,000
                    Net operating loss carry forward                 70,400            99,100
                                                               -------------      ------------
             Gross deferred tax assets                            1,110,000           991,700
                                                               -------------      ------------

        Net deferred assets before valuation allowance            1,110,000           991,700
        Deferred tax assets valuation allowance                 (1,110,000)         (991,700)
                                                               -------------      ------------
                                                              $       0          $   0
                                                               =============      ============


         The Company has provided a valuation allowance of 100% based on its prior experience of not realizing the benefit of the deferred tax assets and the uncertainty of realizing such benefit in the future. The Internal Revenue Service has examined the Company's corporate tax returns for the years 1993, 1994, 1995 and 1997 which resulted in an additional tax assessment of $31,206 after the company carried-back its accumulated net operating loses of approximately $263,000. The Company used approximately $221,000 of its accumulated net operating losses to offset it's tax liability for the year ended 2000.

         The Company has a net operating loss carry forward of approximately $231,000 of which $210,000 will expire in 2020 and approximately $21,000 of which will expire in 2021.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


11.      Earning (Loss) Per Share

         The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). Earning
         (Loss) per share is computed by dividing the earning (loss) by the weighted average number of common shares outstanding during the period.


                                                        For The Year Ended 2001
                                  -------------------------------------------------------------------
                                     Income (Loss)               Shares                 Per-Share
                                      (Numerator)            (Denominator)               Amount
        (Loss) Per Share        $           (58,797)               3,960,730        $        (0.01)
                                  ====================    =====================      ================

                                                        For The Year Ended 2000
                                  -------------------------------------------------------------------
                                     Income (Loss)                Shares                Per-Share
                                      (Numerator)             (Denominator)              Amount

        Earning Per Share       $            145,873                3,960,730       $         0.04
                                  ====================      ===================      ================

         All options outstanding during 2001 and 2000 were anti-dilutive.


12.      Bank Line of Credit

         The Company has a line of credit with Fleet Bank for $200,000 due on demand. This line of credit charges interest at a rate of 1% above prime on all outstanding balances. There was no balance due as of December 31, 2001. The President of the Company has guaranteed the line and has agreed to subordinate $977,350 of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company,

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


13.      Advertising and Promotions

         Advertising and promotion costs were approximately $8,900 and $1,454 in 2001 and 2000, respectively.


14.      Stock Options

         On March 27, 1997, the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the purchase price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.65 per share from March 27, 1998 for the balance of the term of the option. The expiration date of the option is March 27, 2004.


         One March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,200,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, 100,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days at a price of $5.00 per share for 100,000 shares, $6.00 per share for the next 100,000 shares, and $7.00 per share for the final 100,000 shares. The applicable rights are lost if the options are not exercised before 120 days after the above prices are maintained for 30 days.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


15.      Litigation

         The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due & payable and the Company would be entitled to enter judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgment but is not aware of any assets owned by the judgment debtor.

         A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000 whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning in March 2000. All payments agreed upon have been time made to date.

         A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either merit less or frivolous. The action is now on the non-jury trial calendar for April 11, 2002.






                                       F20

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


15.       Litigation  (continued)

         The Company also sued a former employee alleging that this former employee, without authorization, took trade secrets and other confidential information and documents relating to the Company. The lawsuit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former employee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000. In late 2001 the lawsuit was settled by a stipulation that was "so ordered" by the court. The stipulation provides that the defendant be enjoined from utilizing, distributing, sharing, selling or disseminating the Company's trade secret which were the subject of the litigation.

         The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The property remains at the storage company facility pending final resolution of the claim. In September 2001, the storage company sued the Company for approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.


 16.      New Authoritative Pronouncements

         The Financial Accounting Standards Board (FASB) has issued statement No 141, Business Combinations, and Statement No 142, Goodwill and Other Intangible Assets in July 2001. These Statements will change the accounting for business combinations and goodwill in two significant ways. First, Standard No 141 required that the purchase method of accounting would be used for all business combinations initiated after June 30, 2001. Use of the pooling of interest method will be prohibited. Second, Standard No 142 changes the accounting for goodwill from an amortization of goodwill to an impairment only approach. Thus, amortization of goodwill including goodwill included in past business combinations will cease upon adoption of that statement, which for companies with calendar year ends, will be January 1, 2002.
         The Company expects adoption of the new Statements will not have a material impact on the financial statements.

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


                                         DIAPULSE CORPORATION OF AMERICA
                                         -------------------------------
                                                   Registrant



                                         By: /s/ Jesse Ross
                                             ------------------------------
                                                 Jesse Ross - President

         Date: March 31, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                      Date
         ----------------------                                --------
                                                               March 31, 2002
         /s/ Jesse Ross
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer