Form 10QSB
period 2002-03-31
DIAPULSE CORP OF AMERICA
filed 2002-05-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2002

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

                               Yes X     No

As of March 31, 2002 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes [   ]                                          No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        March 31, 2002                                     3-4
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Three Months ended March 31, 2002                    5
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Three Months ended March 31, 2002                    6
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                7

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                   8

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                         9-10

       ITEM 2.  CHANGES IN SECURITIES                                       11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

       ITEM 5.  OTHER INFORMATION                                           11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES
--------------------------------------------------------------------------------
       SIGNATURE PAGE                                                       12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                  March 31, 2002    Dec.31, 2001
                                                                     Unaudited         Audited
                                                                     ---------         -------
                                    Assets

  Current Assets:
    Cash and cash equivalents                                        $  120,290        $  287,200
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $1,896,038 at
      March 31, 2002 and $1,615,658 at December 31, 2001                406,309           365,032
    Inventories                                                          86,120            64,178
    Commission advances                                                 185,446           164,623
    Other current assets                                                 22,404             7,498
                                                                     ----------        ----------
        Total current assets                                            820,569           888,531
                                                                     ----------        ----------
    Property and equiment, net                                           84,108            88,914
                                                                     ----------        ----------
   Other assets:
     Accounts receivable, net of current portion                        554,233           498.076
    Commission advances to related parties                              278,144           278,854
    Security deposits                                                    20,226            20,226
                                                                     ----------        ----------
            Total other assets                                          852,603           797,156
                                                                     ----------        ----------
            Total Assets                                             $1,757,280        $1,774,601
                                                                     ==========        ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                  March 31, 2002    Dec.31, 2001
                                                                     Unaudited         Audited
                                                                     ---------         -------
   Current Liabilities:
     Current portion of amounts due to officer/stockholder           $  100,000        $  100,000

     Accounts payable and accrued liabilities including
       $103,615 and $116,708 to related parties in
       2002 and 2001                                                    561,726           550,903
     Accrued income taxes and related interest                             -               20,155
                                                                     ----------        ----------
            Total current liabilities                                   661,726           671,058

     Long-term portion of amounts due to officer                      2,461,892         2,396,789
                                                                     ----------        ----------
             Total Liabilities                                        3,123,618         3,067,847
                                                                     ----------        ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2002 and 2001                                           99,051            99,051
     Additional paid-in capital                                       2,293,272         2,293,272
     Accumulated deficit                                             (3,756,333)       (3,683,241)
                                                                     ----------        ----------
                                                                     (1,364,010)       (1,290,918)

   Less treasury stock 1,328 shares in 2002 and 2001 at cost             (2,328)           (2,328)
                                                                     ----------        ----------
             Total stockholders' equity (Deficiency)                 (1,366,338)       (1,293,246)
                                                                     ----------        ----------
   Total liabilities and stockholders' equity (Deficiency)           $1,757,280        $1,774,601
                                                                     ==========        ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                             --------
                                                                     2002                2001
                                                                     ----                ----
Cash Flows From Operating Activities:
  Net income                                                     $(73,092)           $ 132,536
                                                                 --------            ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                     5,001                1,263
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                               (97,434)            (255,644)
  (Increase) in commission advances                               (20,113)             (22,526)
  Decrease (Increase) in inventories                              (21,942)               4,554
  (Increase) in other assets                                      (14,906)                  41
  Increase in accounts payable and
    Accrued liabilities                                            10,823               52,681
  (Decrease) in income taxes payable                              (20,155)              (5,075)
                                                                 --------            ---------
         Total adjustments                                       (158,726)            (224,706)
                                                                 --------            ---------
         Net cash (used in) operating
          Activities                                             (231,818)             (92,170)
                                                                 --------            ---------
Net cash used in investing activities, capital
   Expenditures                                                      (195)              (1,159)
                                                                 --------            ---------
Cash flow from financing activities:
(Decrease) increase long term portion of amounts
   due to officer                                                  65,103               52,556
                                                                 --------            ---------
     Net cash provided (used) by
     Financing activities                                          65,103               52,556
                                                                 --------            ---------
     Net (decrease) increase in cash
         and cash equivalents                                    (166,910)             (40,773)
Cash and cash equivalents -
  Beginning of Period                                             287,200              416,738
                                                                 --------            ---------
Cash and cash equivalents -
  End of Period                                                  $120,290            $ 375,965
                                                                 ========            =========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                             --------
                                                                     2002                2001
                                                                     ----                ----
Net Sales and rentals                                            $  214,077          $  549,370

Cost of sales and rentals                                            39,981              20,881
                                                                 ----------          ----------
          Gross Margin                                              174,096             528,489

Operating Expenses:
  Selling, general and administrative                               210,252             269,883
  Interest expense (principally to related parties)                  35,863              56,299
                                                                 ----------          ----------
          Total Operating Expenses                                  246,115             326,182
                                                                 ----------          ----------

         Net Operating Income                                       (72,019)            202,307
Interest and other income                                               401               5,974
                                                                 ----------          ----------

         Income before Provision for Income Taxes                   (71,618)            208,281
Provision for Income Taxes                                            1,474              75,745
                                                                 ----------          ----------
          Net Income                                             $  (73,092)         $  132,536
                                                                 ==========          ==========

           Basic Earnings Per Share                              $    (0.02)         $     0.03
                                                                 ==========          ==========

          Weighted Average Number of Common
          Shares Outstanding                                      3,960,730           3,960,730
                                                                 ==========          ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 31, 2002, and the related statements of income and cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2001. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of March 31, 2002 and December 31, 2001 consisted of the following:

                                               March 31       December 31
                                               --------       -----------
                                                 2002             2001
                                                 ----             ----
Parts, components and subassemblies            $71,483          $49,541
Finished goods                                  14,637           14,637
                                               -------          -------
          Total Inventories                     86,120           64,178
Allowance for inventory obsolescence                 0                0
                                               -------          -------
          Net Inventory                        $86,120          $64,178
                                               =======          =======

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three months Ended March 31, 2002 and 2001

Results of Operations

         Net sales for the current three months decreased by $335,293 to $214,077 from last year's comparable three month period of $ 549,370. This was due primarily to increased reserves for doubtful accounts for Medicare sales in 2002.

         Operating expenses for the current three months decreased to $210,252 from last year's comparable three month period of $269,883.

Liquidity and Capital Resources

         As of March 31, 2002, the Company had working capital of $158,843 and a current ratio of 1.24 to 1. This represents a decrease in working capital since December 31, 2001 of $58,630.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                   For the Three Months Ended March 31, 2002

Item 1.  Legal Proceedings

The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees.

In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendant failed to make the required payments due since January 2001. As of March 31, 2002, the Summary Judgement is still pending.

A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000, whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning March 2000. The first five payments have been made, and the balance due him is $27,143 as of this date.

A former employee of the Company , who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company . Each action seeks $3,000 in damages. The former employee's son also filed one small claim action against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment . It is the opinion of counsel that the actions filed by the former employee and his son are either meritless or frivolous. The action is now on the nonjury trial calendar for 2002.

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

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                   For the Three Months Ended March 31, 2002

An independent sales representative of the Company sued the Company for an amount in excess of $75,000 pursuant to a Commission Sales Agreement. The Company denies that it owes the former independent sales representative this amount and asserts that the former independent sales representative claims must be arbitrated pursuant to the agreement. The Arbitration hearing has taken place and we are awaiting a decision from the Court.

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

                                              DIAPULSE CORPORATION OF AMERICA
                                                        Registrant

                                              By ____________________________
                                                     Jesse Ross, President

                                              Date: May 13, 2002