Form 10QSB
period 2002-06-30
DIAPULSE CORP OF AMERICA
filed 2002-08-13
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2002


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
                                                       --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                       Yes __X__      No _____

As of June 30, 2002 there were 3,960,730 shares of common stock outstanding.


Transitional Small Business Disclosure Format:

Yes [   ]                                          No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        June 30, 2002                                      3- 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Six  Months ended June 30, 2002                       5

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Six Months ended June 30, 2002                        6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                 7

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                          9-10

       ITEM 2.  CHANGES IN SECURITIES                                        11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11

       ITEM 5.  OTHER INFORMATION                                            11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11


SIGNATURES
--------------------------------------------------------------------------------

       SIGNATURE PAGE                                                        12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                                     June 30, 2002        Dec.31, 2001
                                                                                       Unaudited             Audited
                                                                                     -------------        ------------
                                    Assets

  Current Assets:
    Cash and cash equivalents                                                             $175,213            $287,200
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $1,829,709 at
      June 30, 2002 and $1,615,658 at December 31, 2001                                    426,075             365,032
    Inventories                                                                            101,848              64,178
    Commission advances                                                                    143,589             164,623
    Other current assets                                                                    15,795               7,498
                                                                                     -------------        ------------

        Total current assets                                                               862,520             888,531
                                                                                     -------------        ------------

    Property and equipment, net                                                             78,912              88,914
                                                                                     -------------        ------------


   Other assets:
    Accounts receivable, net of current portion                                            581,195             498,076
    Commission advances to related parties                                                 263,320             278,854
    Security deposits                                                                       20,226              20,226
                                                                                     -------------        ------------

            Total other assets                                                             864,741             797,156
                                                                                     -------------        ------------

            Total Assets                                                                $1,806,173          $1,774,601
                                                                                     -------------        ------------
                                                                                     -------------        ------------

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                                       June 30, 2002        Dec. 31, 2001
                                                                                         Unaudited            Audited
                                                                                       -------------        ------------

   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                              $100,000              $100,000

     Accounts payable and accrued liabilities including
       $104,233 and $116,708 to related parties in
       2002 and 2001                                                                      607,023               550,903
     Accrued income taxes and related interest                                               -                   20,155
                                                                                       ----------           -----------

            Total current liabilities                                                     707,023               671,058

     Long-term portion of amounts due to officer                                        2,397,269             2,396,789
                                                                                       ----------           -----------

             Total Liabilities                                                          3,104,292             3,067,847
                                                                                       ----------           -----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2002 and 2001                                                             99,051                99,051
     Additional paid-in capital                                                         2,293,272             2,293,272
     Accumulated deficit                                                              (3,688,114)           (3,683,241)
                                                                                       ----------           -----------
                                                                                      (1,295,791)           (1,290,918)

   Less treasury stock 1,328 shares in 2002 and 2001 at cost                              (2,328)               (2,328)
                                                                                       ----------           -----------

             Total stockholders' equity (Deficiency)                                  (1,298,119)           (1,293,246)
                                                                                       ----------           -----------

   Total liabilities and stockholders' equity                                          $1,806,173            $1,774,601
                                                                                       ----------           -----------
                                                                                       ----------           -----------



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                                      ---------
                                                                           2002                     2001
                                                                       ----------                -----------
Cash Flows From Operating Activities:
  Net income (Loss)                                                    $  (4,873)                 $ (55,980)
                                                                       ----------                 ----------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                            10,002                      2,526
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                     (144,162)                  ( 95,659)
  (Increase) Decrease in commission advances                               36,568                   (55,579)
  (Increase) in inventories                                              (37,670)                    (4,768)
  (Increase) in other assets                                              (8,297)                    (6,330)
  Increase in accounts payable and
    Accrued liabilities                                                    56,120                     92,577
  (Decrease) in income taxes payable                                     (20,155)                   (91,320)
                                                                       ----------                 ----------

         Total adjustments                                              (107,594)                  (158,553)
                                                                       ----------                 ----------
         Net cash (used in) operating
          Activities                                                    (112,467)                  (214,533)
                                                                       ----------                 ----------
Net cash used in investing activities, capital
   Expenditures                                                             -                        (4,272)
                                                                       ----------                 ----------
Cash flow from financing activities:
Net increase in due to officer                                              -                         51,126
Increase in long term portion of amounts
   due to officer                                                             480                     61,675


     Net cash provided by

     Financing activities                                                     480                    112,801
                                                                       ----------                 ----------
     Net (decrease) in cash
           and cash equivalents                                         (111,987)                  (106,004)
Cash and cash equivalents -
  Beginning of Period                                                     287,200                    416,738
                                                                       ----------                 ----------
Cash and cash equivalents -
  End of Period                                                          $175,213                   $310,734
                                                                       ----------                 ----------
                                                                       ----------                 ----------


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                                   -------
                                                                          2002                   2001
                                                                        --------               ---------

Net Sales and rentals                                                    $706,642              $ 897,446

Cost of sales and rentals                                                  80,826                 33,608
                                                                        ---------              ---------

          Gross Margin                                                    625,816                863,838


Operating Expenses:
  Selling, general and administrative                                     558,319                787,765
  Interest expense (principally to related parties)                        73,252                113,766
                                                                        ---------              ---------

          Total Operating Expenses                                        631,571                901,531
                                                                        ---------              ---------

         Net Operating Income (Loss)                                      (5,755)               (37,693)
Interest and other income                                                   2,354                  9,272
                                                                        ---------              ---------

         Income before Provision for Income Taxes                         (3,401)               (28,421)
Provision for Income Taxes                                                  1,472                 27,559
                                                                        ---------              ---------
          Net Income (Loss)                                             $ (4,873)              $(55,980)
                                                                        ---------              ---------
                                                                        ---------              ---------

           Basic Earnings Per Share                                       $  0.00                $  0.01
                                                                        ---------              ---------
                                                                        ---------              ---------

          Weighted Average Number of Common

          Shares Outstanding                                            3,960,730              3,960,730
                                                                        ---------              ---------
                                                                        ---------              ---------


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 2002, and the related statements of income and cash flows for the six months ended June 30, 2002, and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2002 and 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2001. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of June 30, 2002 and December 31, 2001 consisted of the following:

                                              June 30            December. 31
                                              -------            ------------
                                                2002                 2001
                                                ----                 ----

Parts, components and subassemblies          $ 93,826              $ 49,541
Finished goods                                  8,022                14,637
                                             --------              --------
          Total Inventories                   101,848                64,178
                                             --------              --------
                                             --------              --------

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                For the Six months Ended June 30, 2002 and 2001

Results of Operations

         Net sales and rentals for the current six months decreased by 190,804 to $706,642 from last year's comparable six month period of $ 897,446. This was due primarily to lower machine sales and rentals.

         Operating expenses for the current six months decreased to $558,319 from last year's comparable six month period of $787,765. This was due mainly to reserve for bad debts set up in June 2001.

Liquidity and Capital Resources

         As of June 30, 2002, the Company had working capital of $155,497 and a current ratio of 1.22 to 1. This represents a decrease in working capital since December 31, 2001 of $61,976.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                For the Six Months Ended June 30, 2002 and 2001

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

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                For the Six Months Ended June 30, 2002 and 2001

An independent sales representative of the Company sued the Company for unpaid commissions in excess of $75,000. Arbitration awarded the sales representative $73,000. The Company has instituted an arbitration proceeding against the independent sales representative to recover machines, equipment and loss of revenue estimated at $150,000. Legal counsel advises that the Company has a strong case. Management anticipates that the amount payable to the representative will not be made as a result of this action.

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

                                              DIAPULSE CORPORATION OF AMERICA
                                                        Registrant


                                          By     /s/ Jesse Ross, President
                                             ----------------------------------
                                                   Jesse Ross, President

                                          Date: August 12, 2002