Form 10QSB
period 2002-09-30
DIAPULSE CORP OF AMERICA
filed 2002-11-15
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2002

                         DIAPULSE CORPORATION OF AMERICA
             (Exact Name of registrant as specified on its charter)

         Delaware                                   13-5671991
---------------------------                  --------------------------
(State or other jurisdiction of)                  (I.R.S. Employer
incorporation of organization                  Identification Number)

321 East Shore Road
Great Neck, New York                                   11023
--------------------                         --------------------------
(Address of principal offices)                      (Zip Code)

Registrant's telephone number,
including area code                                 516-466-3030
                                                --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                    -----   ------


As of September 30, 2002 there were 3,960,730 shares of common stock outstanding.

                                        ---------

Transitional Small Business Disclosure Format:

Yes [   ]            No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                        September 30, 2002                                3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        Nine Months ended September 30, 2002                  5

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Nine Months ended September 30, 2002                  6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                 7

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                          9-10

       ITEM 2.  CHANGES IN SECURITIES                                        11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11

       ITEM 5.  OTHER INFORMATION                                            11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11


SIGNATURES
--------------------------------------------------------------------------------

       SIGNATURE PAGE                                                        12

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                                                                                       Sep. 30, 2002       Dec.31, 2001
                                                                                        Unaudited             Audited
                                                                                        ----------          ----------

                                    Assets

  Current Assets:
    Cash and cash equivalents                                                             $344,130            $287,200
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $1,652,229 at
      September 30, 2002 and $1,615,658 at December 31, 2001                               417,792             365,032
    Inventories                                                                            141,412              64,178
    Commission advances                                                                     83,328             164,623
    Other current assets                                                                     5,724               7,498
                                                                                        ----------          ----------

        Total current assets                                                               992,386             888,531
                                                                                        ----------          ----------

   Property and equipment, net                                                              73,911              88,914
                                                                                        ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                                              569,896             498,076
    Commission advances to related parties                                                 239,827             278,854
    Security deposits                                                                       20,226              20,226
                                                                                        ----------          ----------

            Total other assets                                                             829,949             797,156
                                                                                        ----------          ----------

            Total Assets                                                                $1,896,246          $1,774,601
                                                                                        ==========          ==========








                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                                    Liabilities and Stockholder's Equity (Deficiency)

                                                                                     Sept. 30, 2002         Dec. 31, 2001
                                                                                        Unaudited              Audited
                                                                                        ---------             ---------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                              $100,000              $100,000

     Accounts payable and accrued liabilities including
       $91,289 and $116,708 to related parties in
       2002 and 2001                                                                      565,285               550,903
     Accrued income taxes and related interest                                             31,877                20,155
                                                                                       ----------            ----------

            Total current liabilities                                                     697,162               671,058

     Long-term portion of amounts due to officer                                        2,440,673             2,396,789
                                                                                       ----------            ----------

             Total Liabilities                                                          3,137,835             3,067,847
                                                                                       ----------            ----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2002 and 2001                                                             99,051                99,051
     Additional paid-in capital                                                         2,293,272             2,293,272
     Accumulated deficit                                                               (3,631,584)           (3,683,241)
                                                                                       ----------            ----------
                                                                                       (1,239,261)           (1,290,918)

   Less treasury stock 1,328 shares in 2002 and 2001 at cost                               (2,328)               (2,328)
                                                                                       ----------            ----------

             Total stockholders' equity (Deficiency)                                   (1,241,589)           (1,293,246)
                                                                                       ----------            ----------

   Total liabilities and stockholders' equity                                          $1,896,246            $1,774,601
                                                                                       ==========            ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                                   ------------
                                                                                   2002                                   2001
                                                                                   ----                                   ----
Cash Flows From Operating Activities:
  Net income (Loss)                                                            $ 51,659                                   $ 33,266
                                                                               --------                                   --------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                                  15,003                                      3,789
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                            (124,580)                                  (186,579)
  (Increase) Decrease in commission advances                                    120,322                                    (74,989)
  (Increase) in inventories                                                     (77,234)                                    (6,268)
  (Increase) Decrease in other assets                                             1,774                                    (17,782)
  Increase in accounts payable and
    Accrued liabilities                                                          14,381                                     56,099
  (Decrease) Increase in income taxes payable                                    11,722                                    (91,320)
                                                                               --------                                   --------

         Total adjustments                                                     (38,612)                                   (317,050)
                                                                               --------                                   --------
Net cash provided by (used in) operating
          Activities                                                             13,047                                   (283,784)
                                                                               --------                                   --------
Net cash (used in) investing activities, capital
   Expenditures                                                                     -                                       (7,563)
                                                                               --------                                   --------
Cash flow from financing activities:
Net increase in due to officer                                                      -                                       33,576
Increase in long term portion of amounts
   due to officer                                                                43,883                                    143,316
                                                                               --------                                   --------


     Net cash provided by

     Financing activities                                                        43,883                                    176,892
                                                                               --------                                   --------
     Net (decrease) in cash
           and cash equivalents                                                  56,930                                   (114,455)
Cash and cash equivalents -
  Beginning of Period                                                           287,200                                    416,738
                                                                               --------                                   --------
Cash and cash equivalents -
  End of Period                                                                $344,130                                   $302,283
                                                                               ========                                   ========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                       ------------
                                                                      2002                                      2001
                                                                      ----                                      ----

Net Sales and rentals                                                 $1,180,235                                 $1,312,562

Cost of sales and rentals                                                119,660                                     61,595
                                                                      ----------                                 ----------

          Gross Margin                                                 1,060,575                                  1,250,967


Operating Expenses:
  Selling, general and administrative                                    854,700                                  1,027,586
  Interest expense (principally to related parties)                      123,519                                    172,576
                                                                      ----------                                 ----------

          Total Operating Expenses                                       978,219                                  1,200,162
                                                                      ----------                                 ----------

          Net Operating Income (Loss)                                     82,356                                     50,805
Interest and other income                                                  2,863                                     11,291
                                                                      ----------                                 ----------

          Income before Provision for Income Taxes                        85,219                                     62,096
Provision for Income Taxes                                                33,560                                     28,830
                                                                      ----------                                 ----------
          Net Income (Loss)                                           $   51,659                                 $   33,266
                                                                      ==========                                 ==========

          Basic Earnings Per Share                                    $     0.01                                 $     0.01
                                                                      ==========                                 ==========

          Weighted Average Number of Common

          Shares Outstanding                                           3,960,730                                  3,960,730
                                                                      ==========                                 ==========





                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of September 30, 2002, and the related statements of income and cash flows for the nine months ended September 30, 2002, and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2002 and 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2001. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of September 30, 2002 and December 31, 2001 consisted of the following:

                                         September 30              December 31
                                         ------------              ------------
                                             2002                      2001
                                             ----                      ----

Parts, components and subassemblies       $ 137,336                 $ 49,541
Finished goods                                4,076                   14,637
                                          ---------                 --------
          Total Inventories               $ 141,412                 $ 64,178
                                          =========                 ========

                         DIAPULSE CORPORATION OF AMERICA

                                 PART II - OTHER
                      INFORMATION For the Nine Months Ended
                           September 30, 2002 and 2001

Results of Operations

         Net sales and rentals for the current nine months decreased by $132,327 to $1,180,235 from last year's comparable nine month period of $1,312,562. This was due primarily to lower machine sales and rentals.

         Operating expenses for the current nine months decreased to $854,700 from last year's comparable nine month period of $1,027,586. This was due mainly to reserve for bad debts set up in June 2001.

Liquidity and Capital Resources

         As of September 30, 2002, the Company had working capital of $295,224 and a current ratio of 1.42 to 1. This represents an increase in working capital since December 31, 2001 of $77,751.

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

                         DIAPULSE CORPORATION OF AMERICA

                                 PART II - OTHER
                      INFORMATION For the Nine Months Ended
                           September 30, 2002 and 2001

Item 1.  Legal Proceedings

The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and the defendant agreed to pay the Company the sum of $50,000 with interest rate of 9% per year, in 30 level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendant failed to make the required payments due since January 2001. As of September 30, 2002, the Summary Judgement is still pending.

A former employee sued the Company in 1997 for certain unpaid deferred salary. A settlement was reached in the sum of $95,000, whereby the Company agreed to pay the former employee seven (7) installments of $13,571 payable every six months beginning March 2000. The first six payments have been made, and the balance due him is $13,571 as of this date.

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

The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The property remains at the storage company facility pending final resolution of the claim. In September 2001, the storage company sued the Company for approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses.

                         DIAPULSE CORPORATION OF AMERICA

                                 PART II - OTHER
                      INFORMATION For the Nine Months Ended
                           September 30, 2002 and 2001

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

                                              DIAPULSE CORPORATION OF AMERICA

                                                        Registrant

                                              By     /s/ Jesse Ross
                                                 -------------------------------
                                                    Jesse Ross, President

                                              Date:      November 11, 2002

                             18 U.S.C. SECTION 1350
                              ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of DIAPULSE Corporation of America (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jesse Ross, President, Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

         2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Jesse Ross

/s/ Jesse Ross

President
11/14/02