Form 10KSB
period 2002-12-31
DIAPULSE CORP OF AMERICA
filed 2003-04-08
CIK 28742

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 2002

                          Commission file number 132-3

--------------------------------------------------------------------------------

                         DIAPULSE CORPORATION OF AMERICA
             (Exact name of registrant as specified on its charter)

         Delaware                                    13-5671991
---------------------------                  --------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization                  Identification number)


         321 East Shore Road
         Great Neck, New York                          11023
------------------------------------         --------------------------
   (Address of principal offices)                   (Zip Code)


Registrant's telephone number
including area code                               (516)-466-3030
                                             --------------------------

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
                                           Yes  X                    No
                                           -------                   ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB
or any amendment to this form 10-KSB:   [X}

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2003 as reported by an independent market maker: $1,386,720

Number of shares  outstanding of each of the registrant class of common stock as
of March 31,2003:        3,962,058.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         DIAPULSE CORPORATION OF AMERICA

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                     PART I.

Item 1.           Business

Item 2.           Properties

Item 3.           Litigation

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions

                                    PART IV.

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

Signatures

Financial Statements

                                     PART I

ITEM 1.           BUSINESS

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 2002.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. During 2002 and 2001, approximately 61% and 88%, respectively, of revenue was from rentals to patients covered through Medicare (See Note 2).

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

                  Backlog - The Registrant has sufficient inventory of completed units and spare parts to manufacture additional units for the foreseeable future and to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998, 1999, 2000, 2001 and 2002.

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

ITEM 2.  PROPERTIES

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2003. Minimum rental payments are $125,337 for 2002 and $129,097 for 2003. The premises are used as a national and international headquarters for the Company as well as for research and development. In addition, the registrant leases approximately 100 sq. ft. at a cost of approximately $2,978.00 per year in Carlsbad, California for a sales office. This rental is on a month to month basis.

ITEM 3.           LITIGATION

                  The Company was involved as plaintiff in litigation filed in August, 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against Corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due & payable, and the Company would be entitled to enter a judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgment but is not aware of any assets owned by the judgment debtor.

                  A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either without merit or frivolous. The Company is awaiting a decision.

                  The Company also sued a former employee alleging that this former employee, without authorization, took trade secrets and other confidential information and documents relating to the Company. The lawsuit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former employee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000. In late 2001 the lawsuit was settled by a stipulation that was "so ordered" by the court. The stipulation provides that the defendant be enjoined from utilizing, distributing, sharing, selling or disseminating the Company's trade secrets which were the subject of the litigation.

                  A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January 2003 the Company deposited $75,000 in escrow pending a decision by arbitration on the Company's claim for loss of revenue on two machines utilized by the independent contractor. The Company is awaiting a decision.

                  The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The property remains at the storage company facility pending final resolution of the claim. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company counter sued the storage company for $80,000 for damages done to their machines. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

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

                                              Quarter Ended
                           --------------------------------------------------
                                      2002                    2001
                           ------------------------   -----------------------
                            3/31  6/30  9/30  12/31   3/31  6/30  9/30  12/31
                            ----  ----  ----  -----   ----  ----  ----  -----
                    Low
                    Bid:     .40   .19   .15    .21    .20   .18   .45    .40

                    High
                    Bid:     .45   .34   .15    .35    .25   .20   .50    .45

                  As of December 31, 2002, there were approximately 1,328 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 2002, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline.

                  Net Revenues - During the year ended December 31, 2002 revenues decreased by 1.13% as compared to the year ended December 31, 2001. This decrease was due to reserves set up to account for current collection problems with Medicare rental income.

                  Cost of Sales - During the year ended December 31, 2002, cost of sales increased $4,595 as compared to the year ended December 31, 2001 due primarily to a decreased valuation of the products sold.

                  Operating Expenses - Operating expenses, exclusive of interest, increased by $187,147 in 2002 as compared with 2001 due to an increase provision for doubtful accounts.

                  Interest Expense - Interest expense from 2001 to 2002 decreased by $35,052, due to a decrease in borrowing and the pay off of long-term debts.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                         LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2002, the Registrant had working capital of $395,694. Working capital as of December 31, 2001 was $217,473.

                  The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

                             WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                           December 31,             December 31,
                                              2002                     2001
                                           ------------             -----------
                  Working Capital            $395,694                 $217,473
                  Current ratio             1.77 to 1                1.32 to 1
                  Quick ratio               1.42 to 1                0.97 to 1


ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F22 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and key employees of the Company as of March 31, 2002 were as follows:

                  Name             Age        Title

                  Jesse Ross       81         President, Director and
                                              Chairman of the Board

                  David M. Ross    55         Vice President, Director

                  Howard Mann      67         Director


                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. Mr. Ross was an independent sales representative and consultant, and is now a full-time employee. Mr. Ross was elected Vice President 2002.

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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2002, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 2002, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2002. For the year ending December 31, 2002 the President deferred $100,000 of salary.

                                                                           Long Term
                                                                       Compensation Award
                                                             Other         -Securities
       Name and                                             Annual     Underlying Options   All Other
   Principal Position      Year    Salary($)  Bonus ($)  Compensation         (#)         Compensation($)
---------------------------------------------------------------------------------------------------------
Jesse Ross , President,    2002       0          0             -               0                0
Director and               2001       0          0             -               0                0
Chairman of the Board      2000       0          0             -               0                0


                  OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

               The following table sets forth information concerning option exercises and option holdings for the fiscal year 2002 with respect to each of the named executive officers. No named executive officer exercised any options during such year.


                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities     Value of unexercised
                                                      Underlying Unexercised     In-the-money Options
                                                      Options at Fiscal Year    At Fiscal Year End ($)
              Shares Acquired                                 End(#)                  Exercisable/
   Name       On Exercise (#)    Value Realized ($)  Exercisable/Unexercisable       Unexercisable
------------------------------------------------------------------------------------------------------
Jesse Ross         0                    ---              __0___exercisable/      $___0___exercisable/
                                                         __0___unexercisable     $___0___unexercisable

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

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 2002.

                      Name of               Amount and Nature of        Percent
                  Beneficial Owner          Beneficial Ownership       of  Class
                  ----------------          ---------------------      ---------
                  Jesse Ross                     2,181,750 (i)           55.07%
                  All officers and directors
                  as a group (1 person)          2,181,750               55.07%

                  (i) Includes certain shares owned by the spouse and other relatives of this individual.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  One of the Company's directors who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 2002 and 2001 were approximately $190,600 and $54,600 respectively.

                  As of December 31, 2002 and 2001, the Company had aggregate commission advances to these individuals in the amount of $234,487 and $ 278,854, respectively. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  There are other individuals that currently work or have worked for the Company that are related to the President. The amounts due these individuals for accumulated salaries and interest thereon, at December 31, 2002 and 2001 were $65,723 and $116,708, respectively. Salaries and interest incurred for these individuals during 2002 and 2001 were approximately $11,031 and $6,800, respectively.

                                 COMPANY POLICY

                  The Company believes that each of the foregoing transactions embodies terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. Any ongoing or future transactions between the Company and its officers, directors, principal stockholders, or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent and disinterested directors. Any future loans to officers, directors, principal stockholders, or affiliates will be made for a bona fide business purpose, on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the Company's independent and disinterested directors.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

                  During the year ended December 31, 2002, the Company did not file any Form 8-K.

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

Date:  March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                     Date
-----------------                     --------
/s/ Jesse Ross                        March 31, 2003
Name:   Jesse Ross
Title:  President, Director and
        Chairman of the Board

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



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


Financial statements:

             Balance sheets                                        F-3 - F-4

             Statements of operations                                 F-5

             Statements of stockholders' equity (deficiency)          F-6

             Statements of cash flow                               F-7 - F-8

             Notes to financial statements                         F-9 - F-22

Granick & Gendler
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
                                                60 EAST 42ND STREET
                                                NEW YORK, NY 10165
                                                (212) 697-1075






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheet of Diapulse Corporation of America as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2002 and 2001, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.




                                             GRANICK & GENDLER
                                             Certified Public Accountants


New York, New York
February 21, 2003

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                                ASSETS


                                                                                          2002                2001
                                                                                          ----                ----

Current assets:
            Cash and cash equivalents                                               $      522,108      $      287,200
            Current portion of accounts receivable, net of
                     allowance for doubtful accounts of $1,545,849
                     and $1,615,658 in 2002 and 2001 (Note 2)                              211,456             365,032
            Inventory (Note 3)                                                             164,416              64,178
            Commission advance (Note 4)                                                      8,718             164,623
            Other current assets                                                             6,186               7,498
                                                                                    ---------------     ---------------

                             Total current assets                                          912,884             888,531

Property and equipment, net (Note 7)                                                        65,475              88,914
                                                                                    ---------------     ---------------

Other assets:
            Accounts receivable, net of current portion                                    317,184             498,076
            Commission advances to related parties (Note 6)                                234,487             278,854
            Security deposits                                                               21,018              20,226
                                                                                    ---------------     ---------------

                             Total other assets                                            572,689             797,156
                                                                                    ---------------     ---------------

                             Total assets                                           $   1,551,048       $    1,774,601
                                                                                    ===============     ===============





   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 2002 AND 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


                                                                                      2002                   2001
                                                                                      ----                   ----

Current liabilities:
            Current portion of amounts due to officer/
                     stockholder (Note 6)                                     $          100,000       $       100,000
            Accounts payable and accrued liabilities
                     including $ 76,754 and $116,708 to related
                        parties in 2002 and 2001 (Note 8)                                415,272               550,903
            Accrued income tax and related interest (Note 10)                              1,918                20,155
                                                                              -------------------      ----------------

                     Total current liabilities                                           517,190               671,058

Long-term portion of amounts due to officer                                            2,573,706             2,396,789
                                                                              -------------------      ----------------

                     Total liabilities                                                 3,090,896             3,067,847
                                                                              -------------------      ----------------

Commitments (Note 9)

Stockholders' equity deficiency
            Common stock, $.025 par value per share
                     authorized 15,000,000 shares, issued
                     3,962,058 shares in 2002 and 2001                                    99,051                99,051
            Additional paid-in capital                                                 2,293,272             2,293,272
            Accumulated deficit                                                      (3,929,843)           (3,683,241)
                                                                              -------------------      ----------------
                                                                                     (1,537,520)           (1,290,918)

    Less treasury stock, 1,328 shares in 2002
            and 2001 at cost                                                             (2,328)               (2,328)
                                                                              -------------------      ----------------

                     Total stockholders' equity deficiency                           (1,539,848)           (1,293,246)
                                                                              -------------------      ----------------

                     Total liabilities and stockholders' equity
                             deficiency                                       $        1,551,048             1,774,601
                                                                              ===================      ================



   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                         2002                2001
                                                                                         ----                ----
Revenue
Rental income                                                                    $       1,377,222     $       929,197

Sales of machinery                                                                         265,347             732,167
                                                                                 ------------------    ----------------
            Total revenue                                                                1,642,569           1,661,364

Cost of sales and rentals                                                                   22,546              17,951
                                                                                 ------------------    ----------------

             Gross margin                                                                1,620,023           1,643,413
                                                                                 ------------------    ----------------

Operating expenses:
             Selling, general and administrative                                         1,182,494           1,237,992
             Provision for doubtful accounts                                               501,792             259,147
             Interest expense (principally to related parties)                             152,285             187,337
                                                                                 ------------------    ----------------

                     Total operating expenses                                            1,836,571           1,684,476
                                                                                 ------------------    ----------------

(Loss) from operations                                                                   (216,548)            (41,063)
Interest and other income                                                                    4,818              13,561
                                                                                 ------------------    ----------------

(Loss) before income taxes                                                               (211,730)            (27,502)
Income taxes (Note 10)                                                                      34,872              31,295
                                                                                 ------------------    ----------------

Net  (loss)                                                                      $       (246,602)            (58,797)
                                                                                 ==================    ================

Basic and diluted (loss) per share (Note 11)                                     $          (0.06)              (0.01)
                                                                                 ==================    ================

Weighted average number of common shares
        outstanding                                                                      3,960,730           3,960,730
                                                                                 ==================    ================





   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001







                                                                                                                      Total
                                         Common Stock                                                            Stockholders'
                                                 Issued      Additional    Accumulated   Treasury      Stock         Equity
                                     Shares      Amounts   Paid-In-Capital   Deficit      Shares      Amounts      Deficiency

Balance, January 1, 2001            3,962,058     $99,051     $2,293,272   ($3,624,444)     1,328     ($2,328)     ($1,234,449)

  Net (loss)                                                                   (58,797)                                (58,797)
                                    ---------     -------     ----------   ------------     -----     -------      -----------

Balance, December 31, 2001          3,962,058     $99,051     $2,293,272    (3,683,241)     1,328     ($2,328)     ($1,293,246)

  Net (loss)                                                                                                          (246,602)
                                                                              (246,602)

                                    ---------     -------     ----------   ------------     -----     -------      -----------

Balance, December 31, 2002          3,962,058     $99,051     $2,293,272   ($3,929,843)     1,328     ($2,328)     ($1,539,848)
                                    =========     =======     ==========   ============     =====     ========     ============







   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             STATEMENTS OF CASH FLOW

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                        2002                 2001
                                                                                        ----                 ----

Operating activities:
          Net  (Loss)                                                            $     (246,602)       $      (58,797)
                                                                                 ----------------      ----------------

Adjustments to reconcile net (loss) to net cash
    Provided by (used in) operating
        activities:
          Depreciation                                                                    23,440                21,305
          Provision for losses on accounts receivable                                    501,792               259,147
          Deferred salaries and accrued interest to officer                              641,139               578,568

          Changes in assets and liabilities:
               Accounts receivable                                                     (167,325)             (521,668)
               Inventories                                                             (100,238)              (48,711)
               Other current assets                                                        1,312               (2,669)
               Commission advances                                                       200,272              (77,084)
               Security deposits                                                           (792)
                                                                                                               (1,196)
               Accounts payable and accrued liabilities                                (681,090)             (244,802)
                                                                                 ----------------      ----------------

               Total adjustments                                                         418,510              (37,110)

          Net cash provided by (used in) operating activities                            171,908              (95,907)
                                                                                 ----------------      ----------------

Net cash provided by  (used in) investing activities
               Capital Expenditures                                                          ---              (62,069)
               Disposition of Assets                                                         ---                 1,697
                                                                                 ----------------      ----------------

          Net cash  (used in) investing activities                                           ---              (60,372)
                                                                                 ----------------      ----------------


                                                              (Continued)



   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                        2002                 2001
                                                                                        ----                 ----

Financing activities:
          Loans from officers                                                            294,000               105,000
          Repayments to officers                                                        (231,000)              (78,259)
                                                                                 ----------------      ----------------

                 Net cash provided by  financing activities                               63,000                26,741
                                                                                 ----------------      ----------------
          Net Increase (decrease) in cash                                                234,908              (129,538)

Cash and cash equivalents, beginning of year                                             287,200               416,738
                                                                                 ----------------      ----------------

Cash and cash equivalents, end of year                                           $       522,108       $       287,200
                                                                                 ----------------      ----------------



Cash paid during the years for:
               Interest                                                          $        23,471       $         6,800
                                                                                 ----------------      ----------------

               Income taxes                                                      $           100       $        11,140
                                                                                 ----------------      ----------------






   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OFAMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the year 2002 there are no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 2002 and 2001, approximately 61% and 88%, respectively, of revenue were from rentals to patients covered through Medicare (see Note 2). In 2002 and 2001 there were no major customers. The Company does not require collateral for its accounts receivable.

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

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

         Impairment of Long-lived Assets

         The Company reviews the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying values of property and equipment or whether the depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company performs undiscounted cash flow analysis to determine if any impairment exists. If any impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company doesn't believe that there are any current facts or circumstances indicating impairment of any long-lived assets.

         (Loss) Per Share

         The Company adopted SFAS No. 128, "Earnings Per Share,". In accordance with SFAS No. 128, the Company is required to present both basic net loss per share and diluted net loss per share in the financial statements for all periods presented. However the Company did not present the diluted net loss per share since all options outstanding were anti-dilutive and not considered (Note 11).

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

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1. Description of Business and Summary of Significant Accounting Policies (continued)

         Financial Instruments

         Fair values of financial instruments are estimates that, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analysis, which utilize current interest rates for similar financial instruments with comparable terms and credit equity.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.       Accounts Receivable

         At December 31, 2002 and 2001, accounts receivable included approximately $497,000 and $498,000, respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. However, most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute the administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge ("ALJ") of the Social Security Administration. In view of the lack of significant collections and the age of both medicare and private receivables, the Company increased its allowance for doubtful receivables by approximately $502,000 and $259,000 of the remaining uncollected balance as of December 31, 2002 and 2001, respectively.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


3.       Inventories


                                                                         2002                 2001
                                                                         ----                 ----

        Parts, components and sub-assemblies                         $      74,011         $   49,541
        Finished goods                                                      90,405             14,637
                                                                     --------------        -----------
                                                                     $     164,416         $   64,178
                                                                     ==============        ===========


         The Company is expanding its distribution network to try to facilitate the movement of its parts, components, sub-assemblies and finished goods inventory.

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

5.       Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2002 and 2001 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.       Related Party Transactions

         Due to Officer

         Due to officer (President) stockholder at December 31, 2002 and 2001 consists of the following:

                                                  Accrued
                                                Interest and                 Accrued
                                                Cash Advances                Salaries                   Total

        December 31, 2002
        Officer/Stockholder                   $      2,073,706           $       600,000           $      2,673,706
                                              -----------------          ----------------          -----------------
                                              $      2,073,706           $       600,000           $      2,673,706
                                              =================          ================          =================


        December 31, 2001
        Officer/Stockholder                   $      1,996,789           $       500,000           $      2,496,789
                                              -----------------          ----------------          -----------------
                                              $      1,996,789           $       500,000           $      2,496,789
                                              =================          ================          =================


         There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 2002, the President of the Company did not take any remuneration for the services he provided. The 2002 and 2001 expenses have been accrued in these Financial Statements.

         In 2002 the President of the Company agreed not to demand repayment of $2,573,706 of the above amounts due him prior to January 1, 2004. In 2001 the President of the Company agreed not to demand repayment of $2,396,789 prior to January 1, 2003 and, accordingly, such amounts have been classified as long-term liabilities.

         Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities as of December 31, 2002 and 2001 included $76,754 and $116,708 (see Note 8), respectively, representing unpaid salaries and interest thereon to parties related to the President of the Company. Interest incurred for this individual during 2002 and 2001 were $4,231 and $6,800, respectively.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.       Related Party Transactions (continued)

         Interest

         Interest is charged on all amounts due to officer and other related parties at the bank's current prime rate, plus one percent, compounded monthly.

         Due from Related Parties

         One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company. Commissions and consulting fees earned by these individuals during 2002 and 2001 were approximately $190,600 and $54,600, respectively.

         As of December 31, 2002 and 2001, the accumulated advanced commission to these individuals were $234,487 and $278,854 respectively. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of the amount due to him to the extent of the advances.

7.       Property and Equipment

         Property and equipment, at cost, at December 31, 2002 and 2001 consisted of the following: t.


                                                                2002                    2001
                                                                ----                    ----
         Rental equipment                                   $      99,483           $    127,512
         Autos                                                     73,297                 73,297
         Furniture and fixtures                                    58,262                 58,262
         Machinery and equipment                                   10,019                 10,019
         Office equipment                                          23,816                 23,816
         Computer equipment                                        12,101                 12,101
                                                            --------------          -------------

            Total property and equipment                          276,978                305,007

         Less accumulated depreciation                             211503                216,093
                                                            --------------          -------------
                                                            $      65,475           $     88,914
                                                            ==============          =============

           The above schedule reflects the retirement of obsolete assets.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


8.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities at December 31, 2002 and 2001

                                                                                  2002                2001
                                                                                  ----                ----
        Accrued expenses and interest to related
                    parties (see Note 6)                                       $    76,754         $   116,708
        Accounts payable and other accrued liabilities                             338,518             434,195
                                                                               ------------        ------------
                                                                               $   415,272         $   550,903
                                                                               ============        ============




9.       Commitments

         The Company has a two-year operating lease on its premises located in Great Neck, New York through December 31, 2003. The Company also rents office space located in California on a monthly basis and has paid a security deposit of $435. Minimum payments under the terms of the lease are listed below.

         Rent expense for the years ended December 31, 2002 and 2001 was $130,097 and $125,869 respectively.

                            Minimum rental payments are as follows:
                            Year Ending
                            December 31, 2003                       129,097
                                                                 -----------
                            Total commitment                     $  129,097
                                                                 ===========

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



10.      Income taxes

         The annual provision for income taxes for the years ended December 31, 2002 and 2001 consisted of the following:

                                              2002               2001
                                              ----               ----

         Computed Federal Taxes            $   20,600         $     8,092
         Computed State Taxes                  14,272              23,203
                                           -----------        ------------
                                           $   34,872         $    31,295
                                           ===========        ============



         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:


                                                                              2002                     2001
                                                                              ----                     ----
         Expected tax (benefit)                                           $     (45,951)           $      (9,750)

         Deferred interest to officer and spouse                                  36,201                   54,701
         Deferred salary payable to officer                                       30,350                   30,350
         Net operating loss carry-back                                              ---                  (67,209)
                                                                          ----------------         ---------------
                                                                          $       20,600           $        8,092
                                                                          ================         ===============


                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



10.      Income Taxes (continued)


         Deferred tax assets at December 31, 2002 and 2001 consisted of the following:

                                                                                   2002                      2001
                                                                                   ----                      ----
         Deferred tax assets:
                    Accrued salaries and interest                            $       1,148,700         $        978,600
                    Stock compensation - options                                        61,000                   61,000
                    Net operating loss carry forward                                     ---                     70,400
                                                                             ------------------        -----------------
             Gross deferred tax assets                                               1,209,700                1,110,000
                                                                             ------------------        -----------------

         Net deferred assets before valuation allowance                              1,209,700                1,110,000
         Deferred tax assets valuation allowance                                   (1,209,700)              (1,110,000)
                                                                             ------------------        -----------------
                                                                             $               0         $              0
                                                                             ==================        =================


         The Company has provided a valuation allowance of 100% of the deferred tax assets based on the uncertainty of realizing such benefit in the future.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


11.      (Loss) Per Share

         The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). (Loss) per share is computed by dividing the (loss) by the weighted average number of common shares outstanding during the period.




                                                                         For The Year Ended 2002
                                                   ---------------------------------------------------------------------
                                                      Income (Loss)               Shares                   Per-Share
                                                       (Numerator)            (Denominator)                 Amount

        (Loss) Per Share                           $         (246,602)                3,960,730        $         (0.06)
                                                   ====================    =====================        ================


                                                                         For The Year Ended 2001
                                                   ---------------------------------------------------------------------
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
                                                   ====================    =====================        ================






         All options outstanding during 2002 and 2001 were anti-dilutive and therefore not considered in the above computation.


12.      Bank Line of Credit

         The Company has a line of credit with Fleet Bank for $200,000 due on demand. This line of credit charges interest at a rate of 1% above prime on all outstanding balances. There was no balance due as of December 31, 2002 or 2001. The President of the Company has guaranteed the line and has agreed to subordinate $977,350 of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company,

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


13.      Advertising and Promotions

         Advertising and promotion expenses were approximately $6,368 and $8,900 in 2002 and 2001, respectively. Such costs are expensed as incurred.


14.      Stock Options

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


         One March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,200,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, 100,000 shares at $1.50 per share, and 100,000 shares at $2.00 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days at a price of $5.00 per share for 100,000 shares, $6.00 per share for the next 100,000 shares, and $7.00 per share for the final 100,000 shares. The applicable rights are lost if the options are not exercised before the expiration of 120 days after the above prices are maintained for 30 days.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

15.      Litigation

         The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgment but is not aware of any assets owned by the judgment debtor.


         A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. It is the opinion of counsel that the actions filed by the former employee and his son are either without merit or frivolous. The Company is awaiting a decision.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


15. Litigation (continued)

         The Company also sued a former employee alleging that this former employee, without authorization, took trade secrets and other confidential information and documents relating to the Company. The lawsuit seeks to recover possession of the items allegedly taken by the former employee and to enjoin the former employee from distributing, sharing or selling the trade secrets and other confidential information. The former employee counterclaimed for malicious prosecution and seeks damages in the sum of $1,000,000. In late 2001 the lawsuit was settled by a stipulation that was "so ordered" by the court. The stipulation provides that the defendant be enjoined from utilizing, distributing, sharing, selling or disseminating the Company's trade secrets which were the subject of the litigation.

         A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January 2003 the Company deposited $75,000 in escrow pending a decision by arbitration on the Company's claim for loss of revenue on two machines utilized by the independent contractor. The Company is awaiting a decision.

         The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The property remains at the storage company facility pending final resolution of the claim. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company counter sued the storage company for $80,000 for damages done to their machines. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

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

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2002 AND 2001




16.      New Authoritative Pronouncements (continued)

         In June 2001 the Financial Accounting Standard Board issued FASB No 143 and FASB No 144. FASB No 143 states that fair value of a liability shall be recognized for an asset retirement obligation in the period in which the obligation is incurred if a reasonable estimate of fair value is made. FASB No 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. In April 2002 the Financial Accounting Standard Board issued FASB No 145 that modifies and rescinds various accounting statements, such as, a) rescinds FASB No 4 which requires all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the tax effect. b) It eliminates FASB 44, dealing with motor carriers covered by the Motor Carrier Act of 1980 and c) It amends FASB No 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In June 2002 the Financial Accounting Standard Board issued FASB No 146, this statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB No 144, accounting for the Impairment or Disposal of Long-Lived Assets.

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


Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                        Date
         ----------------------                                  -------
                                                                 March 31, 2003
         /s/ Jesse Ross
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer

--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Diapulse, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



          By: /s/ Jesse Ross
          --------------------------                   April 7, 2003
          Jesse Ross
          Chief Executive Officer

--------------------------------------------------------------------------------

CERTIFICATIONS

                    I, Jesse Ross, certify that:



         1. I have reviewed this annual report on Form 10-KSB of OCTuS, Inc.;


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                       Date:  April 7, 2003
                         By:  /s/ Jesse Ross
                              Jesse Ross
                              Chief Executive Officer and
                                Principal Financial Officer