Form 10QSB
period 2003-03-31
DIAPULSE CORP OF AMERICA
filed 2003-05-06
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2003

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact Name of registrant as specified on its charter)

         Delaware                                            13-5671991
-------------------------------                        ----------------------
(State or other jurisdiction of)                          (I.R.S. Employer
incorporation of organization                          Identification Number)

321 East Shore Road
Great Neck, New York                                             11023
------------------------------                            ------------------
(Address of principal offices)                                (Zip Code)

Registrant's telephone number,
including area code                                           516-466-3030
                                                          -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X         No
                              -----        ----

As of March 31, 2003 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes [   ]                    No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      March 31, 2003                                         3-4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Three Months ended March 31, 2003                        5

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Three Months ended March 31, 2003                        6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                  7

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                     8


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                           9-10

       ITEM 2.  CHANGES IN SECURITIES                                         11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

       ITEM 5.  OTHER INFORMATION                                             11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              11


SIGNATURES

       SIGNATURE PAGE                                                         12

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                                March 31, 2003        Dec. 31, 2002
                                                                                   Unaudited             Audited
                                                                                   ----------           ----------
                                    Assets
                                    ------
  Current Assets:
    Cash and cash equivalents                                                       $ 468,241            $522,108
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $1,631,612 at
           March 31, 2003 and $1,545,849 at December 31, 2002                         180,758             211,456
    Inventories                                                                       167,409             164,416
    Commission advances                                                                14,071               8,718
    Other current assets                                                                5,287               6,186
                                                                                   ----------          ----------
        Total current assets                                                          835,766             912,884
                                                                                   ----------          ----------
   Property and equipment, net                                                         60,486              65,475
                                                                                   ----------          ----------
  Other assets:
  Other assets:

  Accounts receivable, net of current portion                                         271,138             317,184
  Commission advances to related parties                                              217,132             234,487
  Security deposits                                                                    21,018              21,018
                                                                                   ----------          ----------
            Total other assets                                                        509,288             572,689
                                                                                   ----------          ----------
            Total Assets                                                           $1,405,540          $1,551,048
                                                                                   ==========          ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)

                                                                              March 31, 2003         Dec. 31, 2002
                                                                                Unaudited               Audited
                                                                               ----------              ---------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                      $100,000              $100,000

     Accounts payable and accrued liabilities including
       $77,074 and $76,754 to related parties in
       2003 and 2002                                                              332,910               415,272
     Accrued income taxes and related interest                                     14,463                 1,918
                                                                               ----------            ----------
            Total current liabilities                                             447,373               517,190

     Long-term portion of amounts due to officer                                2,510,609             2,573,706
                                                                               ----------            ----------
             Total Liabilities                                                  2,957,982             3,090,896
                                                                               ----------            ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2003 and 2002                                                     99,051                99,051
     Additional paid-in capital                                                 2,293,272             2,293,272
      Accumulated deficit                                                      (3,942,437)           (3,929,843)
                                                                               ----------            ----------
                                                                               (1,550,114)           (1,537,520)

   Less treasury stock 1,328 shares in 2003 and 2002 at cost                      (2,328)               (2,328)
                                                                               ----------            ----------
             Total stockholders' equity                                       (1,552,442)           (1,539,848)
                                                                               ----------            ----------
   Total liabilities and stockholders' equity (Deficiency)                     $1,405,540            $1,551,048
                                                                               ==========            ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                ------------------------------
                                                                                 2003                     2002
                                                                                -----                    ------
Cash Flows From Operating Activities:
  Net income (Loss)                                                          $ (12,594)               $ (73,092)
                                                                             ---------                ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                                  4,989                    5,001
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                                    76,744                  (97,434)
  (Increase) Decrease in commission advances                                    12,002                  (20,113)
  (Increase) in inventories                                                     (2,993)                 (21,942)
  (Increase) Decrease in other assets                                              899                  (14,906)
  (Decrease) Increase in accounts payable and
    Accrued liabilities                                                        (82,362)                  10,823
  (Decrease) Increase in income taxes payable                                   12,545                  (20,155)
                                                                             ---------                ---------
         Total adjustments                                                      21,824                 (158,726)
                                                                             ---------                ---------
Net cash provided by (used in) operating
          Activities                                                             9,230                 (231,818)
                                                                             ---------                ---------
et cash used in investing activities, capital
   Expenditures
                                                                                   -                       (195)
                                                                             ---------                ---------
Cash flow from financing activities:

(Decrease) Increase in long term portion of amounts
   Due to officer                                                              (63,097)                  65,103
                                                                             ---------                ---------
     Net cash provided (used) by
     Financing activities                                                      (63,097)                  65,103
                                                                             ---------                ---------
     Net (decrease) in cash
           and cash equivalents                                                (53,867)                (166,910)
Cash and cash equivalents -
  Beginning of Period                                                          522,108                  287,200
                                                                             ---------                ---------
Cash and cash equivalents -
  End of Period                                                              $ 468,241                $ 120,290
                                                                             =========                =========

                        See Notes to Financial Statements



                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                               ------------------------------
                                                                               2003                      2002
                                                                              ------                    ------
Net Sales and rentals                                                        $ 457,729                $ 214,077

Cost of sales and rentals                                                       39,230                   39,981
                                                                             ---------                ---------
          Gross Margin                                                         418,499                  174,096


Operating Expenses:
  Selling, general and administrative                                          400,053                  210,252
  Interest expense (principally to related parties)                             35,097                   35,863
                                                                             ---------                ---------
          Total Operating Expenses                                             435,150                  246,115
                                                                             ---------                ---------
         Net Operating Income (Loss)                                           (16,651)                 (72,019)
Interest and other income                                                        1,857                      401
                                                                             ---------                ---------
         Income before Provision for Income Taxes                              (14,794)                 (71,618)
Provision for Income Taxes                                                      (2,200)                   1,474
          Net Income (Loss)                                                  $ (12,594)               $ (73,092)
                                                                             =========                =========

          Basic Earnings Per Share                                           $    -0-                 $   (0.02)
                                                                             =========                =========
          Weighted Average Number of Common
          Shares Outstanding                                                 3,960,730                3,960,730
                                                                             =========                =========





                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of presentation

     The balance sheets of Diapulse Corporation of America as of March 31, 2003, and the related statements of income and cash flows for the three months ended March 31, 2003, and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2002. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.  Income Taxes

     The Company accounts for income taxes under the asset and liability method.

3.  Inventories

     Inventories as of March 31, 2003 and December 31, 2002 consisted of the following:

                                               March 31             December. 31
                                               -------              ------------
                                                 2003                   2002
                                                 ----                   ----

Parts, components and subassemblies            $ 77,004               $ 74,011
Finished goods                                   90,405                 90,405
                                              ---------              ---------
          Total Inventories                   $ 167,409              $ 164,416
                                              =========               ========

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 2003 and 2002

Results of Operations

         Net sales and rentals for the current three months increased by $243,652 to $457,729 from last year's comparable three month period of $214,077. This was due primarily to machine sales.

         Operating expenses for the current three months increased to $400,053 from last year's comparable three month period of $210,252. This was due mainly to reserve for bad debts set up in this quarter.

Liquidity and Capital Resources

         As of March 31, 2003 the Company had working capital of $388,393 and a current ratio of 1.87 to 1. This represents a decrease in working capital since December 31, 2002 of $7,301.

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

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 2003 and 2002

Item 1.  Legal Proceedings

The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the corporate defendants agreed to pay the Company the sum of $50,000 with interest rate of 9% per year, in level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter a judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 2001 and in late 2001 a judgment for $39, 215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgement but is not aware of any assets owned by the judgment debtor.

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

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 2003 and 2002

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

The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The property remains at the storage company facility pending final resolution of the claim. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company counter sued the storage company for $80,000 for damages done to their machines. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses although some liability is possible.

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

                                                 DIAPULSE CORPORATION OF AMERICA

                                                          Registrant

                                                 By   /s/ Jesse Ross
                                                    ----------------------------
                                                      Jesse Ross, President

                                                  Date: April 29, 2003