Form 10QSB/A
period 2003-03-31
DIAPULSE CORP OF AMERICA
filed 2003-06-13
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

                                                 By   /s/ Jesse Ross
                                                    ----------------------------
                                                      Jesse Ross, President

                                                  Date: April 29, 2003

--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Diapulse, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



          By: /s/ Jesse Ross
          --------------------------                   April 29, 2003
          Jesse Ross
          Chief Executive Officer