Form 10QSB
period 2003-06-30
DIAPULSE CORP OF AMERICA
filed 2003-08-07
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2003

                         DIAPULSE CORPORATION OF AMERICA
              ----------------------------------------------------
             (Exact Name of registrant as specified on its charter)

               Delaware                                 13-5671991
        -------------------------------             ---------------------
        (State or other jurisdiction of)           (I.R.S. Employer
        incorporation of organization              Identification Number)

321 East Shore Road
Great Neck, New York                                       11023
-----------------------------                            ----------
(Address of principal offices)                           (Zip Code)

Registrant's telephone number,
including area code                                     516-466-3030
                                                        -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ----    ----
As of June 30, 2003 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

                        Yes       No X
                           ----     ----

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
     ITEM 1. FINANCIAL STATEMENTS

             BALANCE SHEETS (UNAUDITED)
             June 30, 2003                                                3 - 4

             STATEMENTS OF OPERATIONS (UNAUDITED)
             Six Months ended June 30, 2003                                   5

             STATEMENTS OF CASH FLOWS (UNAUDITED)
             Six Months ended June 30, 2003                                   6

             NOTES TO UNAUDITED FINANCIAL STATEMENTS                          7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------
       ITEM 1.  LEGAL PROCEEDINGS                                          9-10

       ITEM 2.  CHANGES IN SECURITIES                                        11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11

       ITEM 5.  OTHER INFORMATION                                            11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                 12-14


SIGNATURES
--------------------------------------------------------------------------------
       SIGNATURE PAGE                                                        15

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                        June 30, 2003        Dec. 31, 2002
                                                                         Unaudited             Audited
                                                                         ---------             -------
                                    Assets

  Current Assets:

    Cash and cash equivalents                                             $ 526,783            $522,108
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $1,352,901 at
           June 30, 2003 and $1,545,849 at December 31, 2002                147,341             211,456
    Inventories                                                             170,971             164,416
    Commission advances                                                      10,024               8,718
    Other current assets                                                      3,237               6,186
                                                                         ----------          ----------
        Total current assets                                                858,356             912,884
                                                                         ----------          ----------
   Property and equipment, net                                               55,497              65,475
                                                                         ----------          ----------

  Other assets:
  Accounts receivable, net of current portion                               221,011             317,184
  Commission advances to related parties                                    212,341             234,487
  Security deposits                                                          21,018              21,018
                                                                         ----------          ----------
            Total other assets                                              454,370             572,689
                                                                         ----------          ----------
            Total Assets                                                 $1,368,223          $1,551,048
                                                                         ==========          ==========







                        See Notes to Financial Statements

                                   DIAPULSE CORPORATION OF AMERICA
                                           BALANCE SHEETS

                          Liabilities and Stockholder's Equity (Deficiency)


                                                                        June 30, 2003        Dec. 31, 2002
                                                                         Unaudited             Audited
                                                                         ---------            ---------

   Current Liabilities:

     Current portion of  amounts due to officer/stockholder                $100,000            $100,000

     Accounts payable and accrued liabilities including
       $76,029 and $76,754 to related parties in
       2003 and 2002                                                        306,767             415,272
     Accrued income taxes                                                    14,463               1,918
                                                                         ----------          ----------

            Total current liabilities                                       421,230             517,190

     Long-term portion of amounts due to officer                          2,538,696           2,573,706
                                                                         ----------          ----------

             Total Liabilities                                            2,959,926           3,090,896
                                                                         ----------          ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares in 2003 and 2002                                               99,051              99,051
     Additional paid-in capital                                           2,293,272           2,293,272
     Accumulated deficit                                                 (3,981,698)         (3,929,843)
                                                                         ----------          ----------
                                                                         (1,589,375)         (1,537,520)

   Less treasury stock 1,328 shares in 2003 and 2002 at cost                 (2,328)             (2,328)
                                                                         ----------          ----------

             Total stockholders' equity                                  (1,591,703)         (1,539,848)
                                                                         ----------          ----------

   Total liabilities and stockholders' equity (Deficiency)               $1,368,223          $1,551,048
                                                                         ==========          ==========



                        See Notes to Financial Statements

                                          DIAPULSE CORPORATION OF AMERICA
                                                STATEMENTS OF INCOME
                                                     (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                        -------------------------------
                                                                          2003                   2002
                                                                        ---------             ---------

Net Sales and Rentals                                                  $ 740,322              $ 706,642

Cost of Sales and Rentals                                                 77,213                 80,826

          Gross Margin                                                   663,109                625,816


Operating Expenses:

  Selling, general and administrative                                    648,276                558,319
  Interest expense (related parties)                                      70,563                 73,252
                                                                      ----------             ----------
          Total Operating Expenses                                       718,839                631,571
                                                                      ----------             ----------
         Net Operating Income (Loss)                                     (55,730)                (5,755)
Interest and other income                                                  2,983                  2,354
                                                                      ----------             ----------
         Income before Provision for Income Taxes                        (52,747)                (3,401)
Provision for Income Taxes                                                  (892)                 1,472
                                                                      ----------             ----------
         Net Income (Loss)                                             $ (51,855)               $(4,873)
                                                                      ==========             ==========

         Basic Earnings Per Share                                      $   (0.01)               $  0.00
                                                                      ==========             ==========

         Weighted Average Number of Common

         Shares Outstanding                                            3,960,730              3,960,730
                                                                      ==========             ==========




                        See Notes to Financial Statements

                               DIAPULSE CORPORTION OF AMERICA
                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                          -----------------------------
                                                                             2003                2002
                                                                          ---------           ---------
Cash Flows From Operating Activities:

  Net income (Loss)                                                       $ (51,855)           $ (4,873)
                                                                          ---------           ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                               9,978              10,002
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                                160,288            (144,162)
  Decrease in commission advances                                            20,840              36,568
  (Increase) in inventories                                                  (6,555)            (37,670)
  (Increase) Decrease in other assets                                         2,949              (8,297)
  (Decrease) Increase in accounts payable and
    Accrued liabilities                                                    (108,505)             56,120
  (Decrease) Increase in income taxes payable                                12,545             (20,155)
                                                                          ---------           ---------
         Total adjustments                                                   91,540            (107,594)
                                                                          ---------           ---------
Net cash provided by (used in) operating
          Activities                                                         39,685            (112,467)
                                                                          ---------           ---------
Net cash used in investing activities, capital
   Expenditures                                                                 -                   -
                                                                          ---------           ---------
Cash flow from financing activities:
(Decrease) Increase in long term portion of amounts

   Due to officer                                                           (35,010)                480
                                                                          ---------           ---------


     Net cash provided (used) by
     Financing activities                                                   (35,010)                480
                                                                          ---------           ---------
     Net (Decrease) Increase in cash]
           and cash equivalents                                               4,675            (111,987)
Cash and cash equivalents -
  Beginning of Period                                                       522,108             287,200
                                                                          ---------           ---------
Cash and cash equivalents -
  End of Period                                                            $526,783            $175,213
                                                                         ==========          ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 2003, and the related statements of income and cash flows for the six months ended June 30, 2003, and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2003 and 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2002. Results of operations for the six-month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.   Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of June 30, 2003 and December 31, 2002 consisted of the following:

                                            June 30                December 31
                                             2003                     2002
                                         -----------              -----------
Parts, components and subassemblies        $ 83,684                 $ 74,011
Finished goods                               87,287                   90,405
                                          ---------                ---------
          Total Inventories               $ 170,971                $ 164,416
                                          =========                =========

                         DIAPULSE CORPORATION OF AMERICA

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                                  AND ANALYSIS
                 For the Six Months Ended June 30, 2003 and 2002

Results of Operations

         Net sales and rentals for the current six months increased by $33,680 to $740,322 from last year's comparable six-month period of $706,642. This was due primarily to machine sales.

         Operating expenses for the current six months increased to $648,276 from last year's comparable six-month period of $558,319. This was due mainly to reserve for bad debts set up in the first quarter.

Liquidity and Capital Resources

         As of June 30, 2003 the Company had working capital of $437,126 and a current ratio of 2.04 to 1. This represents an increase in working capital since December 31, 2002 of $41,432.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statement made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                For the Six Months Ended June 30, 2003 and 2002

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

A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company and an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. The Court awarded the employee $3,000 in full settlement of the claim. The Company has requested a reduction and is awaiting a decision.

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                For the Six Months Ended June 30, 2003 and 2002

The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. The Court Order was entered on May 27, 2003 allowing the insurance company to inspect the damaged property on June 9, 2003. After the inspection by the insurance company, the Company immediately removed its property from the warehouse. The Company is awaiting settlement of its claim with the insurance company. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company counter sued the storage company for damages done to its property.

As of April 1, 2003, Center for Medicare and Medicaid Services (CMS) made a negative decision regarding payments for any future Medicare billings for electromagnetic energy units. Diapulse Corporation of America entered a formal request for reconsideration. This is currently pending ; no decision has been made to date. The Officers of the Corporation, as a result of the lost revenues caused by the above, have shifted the emphasis to obtain revenue during the reconsideration period. They are seeking sales and rentals in other markets, mainly those that do not require reimbursement from CMS.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Filed:  None

         (b) Reports on Form 8-K: None.

--------------------------------------------------------------------------------

                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-QSB

                   FOR THE QUARTER PERIOD ENDED JUNE 30, 2003

--------------------------------------------------------------------------------

Item 7.  Certifications

                            CERTIFICATION PURSUANT TO
                             18 C.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Diapulse, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 C.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         By:      /s/ Jesse Ross                 August 4, 2003
                ----------------------------
                  Jesse Ross
                  Chief Executive Officer

--------------------------------------------------------------------------------

                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-QSB
                   FOR THE QUARTER PERIOD ENDED JUNE 30, 2003

--------------------------------------------------------------------------------


                          I, Jesse Ross, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Diapulse Corporation of America, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date:   August 4 , 2003

                                       By:  /s/ Jesse Ross
                                            ---------------------------
                                            Jesse Ross
                                            Chief Executive Officer and
                                            Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 11 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DIAPULSE CORPORATION OF AMERICA

                                                        Registrant

                                              By: /s/ Jesse Ross
                                                 -----------------------------
                                                      Jesse Ross, President
                                             Date:    August 4, 2003