Form 10QSB
period 2003-09-30
DIAPULSE CORP OF AMERICA
filed 2003-11-12
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2003
                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

             (Exact Name of registrant as specified on its charter)

              Delaware                                   13-5671991
     ------------------------------                   ----------------
    (State or other jurisdiction of)                   (I.R.S. Employer
      incorporation of organization                 Identification Number)

      321 East Shore Road
      Great Neck, New York                                 11023
------------------------------                            --------
(Address of principal offices)                           (Zip Code)

Registrant's telephone number,
including area code                                      516-466-3030
                                                         ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                   ------     ------
As of September 30, 2003 there were 3,961,998 shares of common stock outstanding.



Transitional Small Business Disclosure Format:

     Yes [   ]       No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB
                              --------------------

PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEETS (UNAUDITED)
                September 30, 2003                                      3 - 4

                STATEMENTS OF OPERATIONS (UNAUDITED)
                Nine Months ended September 30, 2003                        5

                STATEMENTS OF CASH FLOWS (UNAUDITED)
                Nine Months ended September 30, 2003                        6

                NOTES TO UNAUDITED FINANCIAL STATEMENTS                     7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                        8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                           9

       ITEM 2.  CHANGES IN SECURITIES                                      10

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            10

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

       ITEM 5.  OTHER INFORMATION                                          10

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER               11-13


SIGNATURES
--------------------------------------------------------------------------------

       SIGNATURE PAGE                                                      14

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

                                 BALANCE SHEETS
                                 --------------




                                                                    Sept. 30,2002        Dec.31, 2003
                                                                     Unaudited             Audited
                                                                     ---------             -------
                                    Assets
                                    ------
  Current Assets:
    Cash and cash equivalents                                         $ 482,795            $522,108
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $751,343 at
      September 30, 2003 and $1,545,849 at December 31, 2002            112,535             211,456
    Inventories                                                         178,540             164,416
    Commission advances                                                  14,503               8,718
    Short-term notes receivable due from officer                         21,116                -
    Other current assets                                                  5,468               6,186
                                                                     ----------          ----------
        Total current assets                                            814,957             912,884
                                                                     ----------          ----------
   Property and equipment, net                                           50,508              65,475
                                                                     ----------          ----------
  Other assets:
  Accounts receivable, net of current portion                           168,803             317,184
  Commission advances to related parties                                 45,242             234,487
  Long-term portion notes receivable due from officer                   166,695                  -
  Security deposits                                                      21,018              21,018
                                                                     ----------          ----------
            Total other assets                                          401,758             572,689

            Total Assets                                             $1,267,223          $1,551,048
                                                                     ==========          ==========







                                        See Notes to Financial Statements


                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

                                 BALANCE SHEETS
                                 --------------


                Liabilities and Stockholder's Equity (Deficiency)
                -------------------------------------------------


                                                                           Sept. 30,2002         Dec.31, 2003
                                                                             Unaudited              Audited
                                                                             ---------              -------


   Current Liabilities:
     Current portion of amounts due to officer/stockholder                     $100,000              $100,000

     Accounts payable and accrued liabilities including
       $76,412 and $76,754 to related parties in
       2003 and 2002                                                            284,177               415,272
     Accrued income taxes                                                         5,300                 1,918
                                                                             ----------            ----------
            Total current liabilities                                           389,477               517,190

     Long-term portion of amounts due to officer                              2,575,863             2,573,706
                                                                             ----------            ----------
             Total Liabilities                                                2,965,340             3,090,896
                                                                             ----------            ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,961,998
       Shares as at 2003 and 3,962,058 Shares as at 2002                         99,050                99,051
     Additional paid-in capital                                               2,293,273             2,293,272
     Accumulated deficit                                                     (4,088,112)           (3,929,843)
                                                                             ----------            ----------
                                                                             (1,695,789)           (1,537,520)

   Less treasury stock 1,388 shares as at 2003 and 1328 shares as at
   2002 at cost                                                                  (2,328)               (2,328)
                                                                             ----------            ----------
             Total stockholders' equity (Deficiency)                         (1,698,117)           (1,539,848)
                                                                             ----------            ----------
   Total liabilities and stockholders' equity (Deficiency)                   $1,267,223            $1,551,048
                                                                             ==========            ==========



                                            See Notes to Financial Statements


                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

                              STATEMENTS OF INCOME
                              --------------------
                                   (UNAUDITED)
                                    ---------

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                             ------------
                                                                   2003                     2002
                                                                   ----                     ----
Net Sales and rentals                                           $  906,564              $ 1180,235

Cost of sales and rentals                                          117,457                 119,660
                                                                ----------              ----------
          Gross Margin                                             789,107               1,060,575


Operating Expenses:
  Selling, general and administrative                              854,969                 854,700
  Interest expense (related parties)                               104,710                 123,519
                                                                ----------              ----------

          Total Operating Expenses                                 959,679                 978,219
                                                                ----------              ----------

         Net Operating Income (Loss)                              (170,572)                 82,356
Interest and other income                                            4,584                   2,863
                                                                ----------              ----------

         Income before Provision for Income Taxes                 (165,988)                 85,219
Provision for Income Taxes                                          (7,719)                 33,560
                                                                ----------              ----------
          Net Income (Loss)                                     $ (158,269)             $   51,659
                                                                ==========              ==========

          Basic Earnings Per Share                              $    (0.04)             $     0.01
                                                                ==========              ==========

          Weighted Average Number of Common
          Shares Outstanding                                     3,960,723               3,960,730
                                                                ==========               =========



                                     See Notes to Financial Statements


                         DIAPULSE CORPORTION OF AMERICA
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                    ---------

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                             ------------
                                                                   2003                     2002
                                                                   ----                     ----
Cash Flows From Operating Activities:
  Net income (Loss)                                             $(158,269)              $  51,659
                                                                ---------               ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                    14,967                  15,003
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                      247,302                (124,580)
  Decrease in commission advances                                 183,460                 120,322
  (Increase) in notes receivable due from officer                (187,811)                 -
  (Increase) in inventories                                       (14,124)                (77,234)
  Decrease in other assets                                                                  1,774
                                                                      718
  (Decrease) Increase in accounts payable and
    Accrued liabilities                                          (131,095)                 14,381
  Increase in income taxes payable                                  3,382                  11,722
                                                                ---------               ---------
         Total adjustments                                        116,799                 (38,612)
                                                                ---------               ---------
Net cash provided by (used in) operating
          Activities                                              (41,470)                 13,047
                                                                ---------               ---------
Net cash used in investing activities, capital
   Expenditures                                                        -                       -
                                                                ---------               ---------
Cash flow from financing activities:
Increase in long term portion of amounts
   Due to officer                                                   2,157                  43,883
                                                                ---------               ---------
     Net cash provided (used) by
     Financing activities                                           2,157                  43,883
                                                                ---------               ---------
     Net (Decrease) Increase in cash
           and cash equivalents                                   (39,313)                 56,930
Cash and cash equivalents -
  Beginning of Period                                             522,108                 287,200
                                                                ---------               ---------
Cash and cash equivalents -
  End of Period                                                 $ 482,795               $ 344,130
                                                                =========               =========


                                     See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.       Basis of presentation
------------------------------

       The balance sheets of Diapulse Corporation of America as of September 30, 2003, and the related statements of income and cash flows for the nine months ended September 30, 2003, and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2003 and 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2002. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of September 30, 2003 and December 31, 2002 consisted of the following:
                                           September 30        December. 31
                                           ------------        ------------
                                               2003                 2002
                                               ----                 ----
Parts, components and subassemblies         $  90,266           $  74,011
Finished goods                                 88,274              90,405
                                            ---------           ---------
          Total Inventories                 $ 178,540           $ 164,416
                                            =========           =========

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                     AND ANALYSIS For the Nine Months Ended
                           September 30, 2003 and 2002


Results of Operations
---------------------

         Net sales and rentals for the current nine months decreased by $273,671 to $906,564 from last year's comparable nine month period of $1,180,235. This was due primarily to a reduction in machine rentals.

         Operating expenses for the current nine months increased to $854,969 from last year's comparable nine month period of $854,700.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2003 the Company had working capital of $425,480 and a current ratio of 2.09 to 1. This represents an increase in working capital since December 31, 2002 of $29,786.

         The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through product rental and sales.

Impact of Inflation
-------------------

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses in the future could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Forward-Looking Information
---------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------

                                 PART II - OTHER
                      INFORMATION For the Nine Months Ended
                           September 30, 2003 and 2002

Item 1.  Legal Proceedings
--------------------------

The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier was unable to process the claim because the storage company refused to allow access to inspect the property unless the insurance carrier agreed not to exercise its right of subrogation. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The company denies liability on the merits of the case. The Company counter sued the storage company for $80,000 for damages done to their equipment.

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

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)  Exhibits Filed:  None

        (b)  Reports on Form 8-K: None.

--------------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-QSB
                 FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2003

--------------------------------------------------------------------------------


Item 7.  Certifications

                            CERTIFICATION PURSUANT TO
                             18 C.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Diapulse, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 C.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


         By:  /s/ Jesse Ross                         November 12, 2003
             ----------------------------
                  Jesse Ross
                  Chief Executive Officer

--------------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-QSB
                 FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2003

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

--------------------------------------------------------------------------------
                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-QSB
                 FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

                                    Date:   November 12 , 2003

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



                                       DIAPULSE CORPORATION OF AMERICA
                                       -------------------------------
                                                  Registrant



                                       By /s/ Jesse Ross
                                         --------------------------
                                              Jesse Ross, President

                                       Date: November 12, 2003