Form 10KSB
period 2003-12-31
DIAPULSE CORP OF AMERICA
filed 2004-03-31
CIK 28742

Part I

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Pursuant to Section 13 or 15
                      (d) of the Securities Exchange Act of
                    1934 for the Year Ended December 31, 2003

                          Commission file number 132-3

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

                         Yes  X                    No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X}

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2004 as reported by an independent market maker: $8,914.630

Number of shares outstanding of each of the registrant class of common stock
as of  March 31, 2004:   3,962,058.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         DIAPULSE CORPORATION OF AMERICA

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.           Financial Statements

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Item 8a.          Controls and Procedures

                                    PART III.

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.
Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners Management
Item 12.          Certain Relationships and Related Transactions

                                    PART IV.

Item 13.          Exhibits, Financial Statements , and Reports on Form 8-K

                  Signatures

                  Financial Statements

                                     PART I

ITEM 1.           BUSINESS

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 2003.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. During 2003 and 2002, approximately 79% and 61%, respectively, of revenue was from rentals to patients covered through Medicare (See Note 2).

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

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998, 1999, 2000, 2001, 2002 and 2003.

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

ITEM 2.  PROPERTIES

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2004. Minimum rental payments are $129,097 for 2003 and $129,097 for 2002 with an option to renew for 2 additional years to 2006. The premises are used as a national and international headquarters for the Company as well as for research and development.

ITEM 3.           LITIGATION

                  The Company was involved as plaintiff in litigation filed on August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgement for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgement but is not aware of any assets owned by the judgment debtor.

                  A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. The claims have now been settled for the sum of $1,500 which has been paid in full in the year ended December 31, 2003.

                  A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January of 2003 the Company deposited $75,000 in escrow with its attorney as directed by an arbitration award. The Company commenced a second, separate arbitration proceeding seeking the return of two machines held by the independent contractor and claiming loss of revenue on the two machines. The Company is awaiting a decision.

                  The Company filed a claim with one of its insurance carriers for loss of and damage to, property that was being stored with a storage company. The insurance carrier paid the Company $25,000 for damages, removed and discarded the property. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company countersued the storage company for $80,000 for damages done to their equipment. Since the Company recovered $25,000, the balance of $55,000 is being sought through the courts for reimbursement. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

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

                                           Quarter Ended

                                 2003                        2002
                        -----------------------    -----------------------
                        3/31  6/30  9/30  12/31    3/31  6/30  9/30  12/31
                  Bid:   .25   .33   .30    .22     .40   .19   .30    .21

                  As of December 31, 2003, there were approximately 1,450 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 2003, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline. Diapulse Corporation of America (OTC-DIAC) announced that the Centers for Medicare and Medicaid (CMS) granted approval for coverage of the Diapulse Wound Treatment System in a decision memorandum issued December 22, 2003.

                  Net Revenues - During the year ended December 31, 2003 revenues decreased by 25% as compared to the year ended December 31, 2002. This decrease was due to The Company suspending new billings on Medicare treatment for wounds due to a decision by Medicare not to honor new in-home Medicare accounts effective April 1, 2003.

                  Cost of Sales - During the year ended December 31, 2003, cost of sales decreased by $10,134 as compared to the year ended December 31, 2002 due primarily to a decrease in gross sales.

                  Operating Expenses - Operating expenses, exclusive of interest, decreased by $341,812 in 2003 as compared with 2002 due to a decrease in gross sales.

                  Interest Expense - Interest expense from 2002 to 2003 decreased by $3,070, due to a decrease in borrowing and pay off of long-term debts.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                                LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2003, the Registrant had working capital of $531,097. Working capital as of December 31, 2002 was $395,694.

                  The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.

                                    WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                           December 31,             December 31,
                                              2003                    2002

                  Working Capital           $531,097                 $395,694
                  Current ratio            2.31 to 1                1.77 to 1
                  Quick ratio              1.75 to 1                1.42 to 1

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

ITEM 8A.          CONTROLS AND PROCEDURES

                  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003, are effective in timely alerting to material information relating to the Company required to be included in our period SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and key employees of the Company as of March 31, 2003 were as follows:

                           Name             Age               Title

                           Jesse Ross       82      President, Director and
                                                    Chairman of the Board

                           David M. Ross    56      Vice President and Director

                           Howard Mann      68      Director

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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2003, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 2003, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2003. For the year ending December 31, 2003 the President deferred $100,000 of salary.

                                                                             Long Term
                                                                         Compensation Award
                                                              Other        -Securities
       Name and                                               Annual     Underlying Options       All Other
   Principal Position        Year    Salary($)  Bonus ($)  Compensation        (#)             Compensation($)
----------------------       -----   ---------  ---------  ------------  ------------------    ---------------
Jesse Ross, President,       2003       0          0            -               0                    0
Director and                 2002       0          0            -               0                    0
Chairman of the Board        2001       0          0            -               0                    0


                  OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

               The following table sets forth information concerning option exercises and option holdings for the fiscal year 2003 with respect to each of the named executive officers. No named executive officer exercised any options during such year.

                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                   Number  of Securities     Value of unexercised
                                                  Underlying Unexercised     In-the-money Options
                                                  Options at Fiscal Year    At Fiscal Year End ($)
            Shares Acquired                              End   (#)               Exercisable/
   Name     On Exercise (#)  Value Realized ($)  Exercisable/Unexercisable      Unexercisable
----------  ---------------  ------------------  -------------------------   --------------------
Jesse Ross        0                 ---             --0--    exercisable/    $--0-- exercisable/
                                                    --0--   unexercisable    $--0-- unexercisable

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

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 2003.

                        Name of              Amount and Nature of     Percent
                  Beneficial Owner           Beneficial Ownership    of  Class
                  -------------------------- --------------------    ---------

                  Jesse Ross                     2,181,750 (i)         55.07%
                  All officers and directors
                  as a group (1 person)          2,181,750             55.07%

                  (i) Includes certain shares owned by the spouse and other relatives of this individual.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  One of the Company's directors who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company and is now employed by the Company as a full time employee. Commissions and consulting fees earned by these individuals during 2003 and 2002 were approximately $67,629 and $190,600 respectively.

                  As of December 31, 2003 and 2002, the accumulated advance commissions to these individuals were $41,697 and $334,487 respectively. These advances are guaranteed by the president of the Company who has agreed to subordinate repayment of the amount due to him to the extent of the advances.

                  As of December 31, 2003, and 2003 amounts of $60,651 and $65,723, respectively, have been owed to an individual for outstanding salaries. This individual related to the president of the Company has incurred interest of $14,937 and $11,031 during 2003 and 2002 respectively.

                                         COMPANY POLICY

                  The Company believes that each of the foregoing transactions embodies terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. Any ongoing or future transactions between the Company and its officers, directors, principal stockholders, or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent and disinterested directors. Any future loans to officers, directors, principal stockholders, or affiliates will be made for a bona fide business purpose, on terms no less favorable than could be obtained from 71unaffiliated third parties and will be approved by a majority of the Company's independent and disinterested directors.

                                        PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

                  During the year ended December 31, 2003, the Company did not file any Form 8-K.

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

Date:  March 31, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name and Capacity                         Date
------------------                        ----------------
/s/ Jesse Ross                            March 31, 2004
Name:  Jesse Ross
Title: President, Director and
       Chairman of the Board

                                     Part II

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                    CONTENTS

                                                                     Page

Report of Independent Certified Public Accountants                    F-2


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

Granick & Gendler
CERTIFIED PUBLIC ACCOUNTANTS

                                                            60 EAST 42ND STREET
                                                            NEW YORK, NY 10165
                                                           (212) 697-1075

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheets of Diapulse Corporation of America as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2003 and 2002, the results of its operations and its cash flows for each of the two years ending December 31, 2003 and December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                GRANICK & GENDLER
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
February 20, 2004

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                                              2003                2002
                                                                          ------------        ------------
Current assets:

            Cash and cash equivalents                                     $    621,799        $    522,108
            Current portion of accounts receivable, net of
                     allowance for doubtful accounts of $485,873
                     and $1,545,849 in 2003 and 2002 (Note 2)                   86,955             211,456


            Note Receivable to related party, Current Portion (Note 6)          22,925                 ---
            Inventory (Note 3)                                                 194,851             164,416
            Commission advance (Note 4)                                          4,156               8,718
            Other current assets                                                 5,295               6,186
                                                                          ------------        ------------

                             Total current assets                              935,981             912,884

Property and equipment, net (Note 7)                                            44,521              65,475
                                                                          ------------        ------------

Other assets:

            Accounts receivable, net of current portion                        130,432             317,184
            Note Receivable to related parties, net of current portion
             (Note 6)                                                          140,023                 ---
            Commission advances to related parties (Note 6)                     41,697             234,487
            Security deposits                                                   21,841              21,018
                                                                          ------------        ------------

                             Total other assets                                333,993             572,689
                                                                          ------------        ------------

                             Total assets                                 $  1,314,495        $  1,551,048
                                                                          ============        ============


   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 2003 AND 2002

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        2003                    2002
                                                                   ----------------        --------------
Current liabilities:

            Current portion of amounts due to officer/
                     stockholder (Note 6)                          $        100,000        $      100,000
            Accounts payable and accrued liabilities
                     including $75,586 and $76,754 to related
                     parties in 2003 and 2002 (Note 8)                      303,929               415,272
            Accrued income tax and related interest (Note 10)                   955                 1,918
                                                                   ----------------        --------------

                     Total current liabilities                              404,884               517,190

Long-term portion of amounts due to officer                               2,702,567             2,573,706
                                                                   ----------------        --------------

                     Total liabilities                                    3,107,451             3,090,896
                                                                   ----------------        --------------

Commitments (Note 9)

Stockholders' equity (deficiency)
            Common stock, $.025 par value per share
                     authorized 15,000,000 shares, issued
                     3,962,058 shares in 2003 and 2002                       99,051                99,051
            Additional paid-in capital                                    2,293,272             2,293,272
            Accumulated deficit                                          (4,182,951)           (3,929,843)
                                                                   ----------------        --------------
                                                                         (1,790,628)           (1,537,520)

    Less treasury stock, 1,328 shares in 2003
            and 2002 at cost                                                 (2,328)               (2,328)
                                                                   ----------------        --------------

                     Total stockholders' equity (deficiency)             (1,792,956)           (1,539,848)
                                                                   ----------------        --------------

                     Total liabilities and stockholders' equity
                             (deficiency)                          $      1,314,495        $    1,551,048
                                                                   ================        ==============



   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003                2002
Revenue

Rental income                                                 $       900,981     $    1,377,222


Sales of machinery                                                    331,000            265,347
                                                              ---------------     --------------

             Total revenue                                          1,231,981          1,642,569

Cost of sales and rentals                                              12,412             22,546
                                                              ---------------     --------------

             Gross margin                                           1,219,569          1,620,023
                                                              ---------------     --------------

Operating expenses:

             Selling, general and administrative                    1,211,804          1,182,494
             Provision for doubtful accounts                          133,740            501,792
             Interest expense (principally to related parties         149,215            152,285
                                                              ---------------     --------------

                     Total operating expenses                       1,494,759          1,836,571
                                                              ---------------     --------------

(Loss) from operations                                               (275,190)          (216,548)
Interest and other income                                              10,413              4,818
                                                              ---------------     --------------

(Loss) before income taxes                                           (264,777)          (211,730)
Income taxes (Note 10)                                                (11,669)            34,872
                                                              ---------------     --------------

Net  (loss)                                                   $      (253,108)    $     (246,602)
                                                              ===============     ==============

Basic and diluted (loss) per share (Note 11)                  $         (0.06)    $        (0.06)
                                                              ===============     ==============

Weighted average number of common shares
        outstanding                                                 3,960,730          3,960,730
                                                              ===============     ==============




   The accompanying Notes are an integral part of these financial statements.


                         DIAPULSE CORPORATION OF AMERICA

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                         Common Stock                                                                Total
                                    ------------------------  Additional                                         Stockholders'
                                                 Issued         Paid-In-    Accumulated   Treasury     Stock         Equity
                                      Shares      Amounts        Capital      Deficit      Shares     Amounts     (Deficiency)

Balance, January 1, 2002            3,962,058     $99,051     $2,293,272   ($3,683,241)     1,328     ($2,328)     ($1,293,246)

  Net (loss)                                                                  (246,602)                                246,602)
                                   ------------- ----------- ------------- -------------- ---------- ------------ ------------

Balance, December 31, 2002          3,962,058     $99,051     $2,293,272    (3,929,843)     1,328     ($2,328)     ($1,539,848)

  Net (loss)                                                                  (253,108)                               (253,108)
                                   ------------- ----------- ------------- -------------- ---------- ------------ ------------

Balance, December 31, 2003          3,962,058     $99,051     $2,293,272   ($4,182,951)     1,328     ($2,328)     ($1,792,956)







   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                  2003             2002
                                                              -------------    --------------
Operating activities:

          Net  (Loss)                                         $    (253,108)   $     (246,602)
                                                              -------------    --------------

Adjustments to reconcile net (loss) to net cash
    Provided by (used in) operating activities:

          Depreciation                                               20,953            23,440
          Provision for losses on accounts receivable               485,873         1,545,849
          Deferred salaries and accrued interest to officer         796,291           641,139

          Changes in assets and liabilities:
               Accounts receivable                                 (174,620)       (1,211,382)
               Note Receivable                                     (162,948)
               Inventories                                          (30,435)         (100,238)
               Other current assets                                     891             1,312
               Commission advances                                  197,352           200,272
               Security deposits                                       (823)             (792)
               Accounts payable and accrued liabilities            (673,445)         (681,090)
                                                              -------------    --------------

               Total adjustments                                    459,089           418,510

          Net cash provided by operating activities                 205,981           171,908
                                                              -------------    --------------




                                   (Continued)

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003             2002
                                                              -------------    --------------
Financing activities:

          Loans from officers                                       100,000           294,000
          Repayments to officers                                   (206,290)         (231,000)
                                                              -------------    --------------

                 Net cash provided by (used in)
                        financing activities                       (106,290)           63,000
                                                              -------------    --------------
          Net Increase  in cash                                      99,691           234,908

Cash and cash equivalents, beginning of year                        522,108           287,200
                                                              -------------    --------------

Cash and cash equivalents, end of year                        $     621,799    $      522,108
                                                              -------------    --------------



Cash paid during the years for:

                Interest                                      $      21,571    $       23,471
                                                              -------------    --------------

                Income taxes                                  $       4,425    $          100
                                                              -------------    --------------







   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) Technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the year 2003 there were no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 2003 and 2002, approximately 79% and 61%, respectively, of revenue were from rentals to patients covered through Medicare (see Note 2). In 2003 and 2002 there were no major customers. The Company does not require collateral for its accounts receivable.

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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

         Impairment of Long-lived Assets

         The Company reviews the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying values of property and equipment or whether the depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company performs undiscounted cash flow analysis to determine if any impairment exists. If any impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company does not believe that there are any current facts or circumstances indicating impairment of any long-lived assets.

         (Loss) Per Share

         The Company adopted SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, the Company is required to present both basic net loss per share and diluted net loss per share in the financial statements for all periods presented. However, the Company did not present the diluted net loss per share since all options outstanding were anti-dilutive and not considered (Note 11).

         Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with regard to the accounting for its employees stock options. Under APB No.25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. The Company applies the provisions SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123," to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 148 to employee stock-based compensation.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1 Description of Business and Summary of Significant Accounting Policies (continued)

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

1.       Accounts Receivable

         At December 31, 2003 and 2002, accounts receivable included approximately $621,050 and $2,042,821, respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. However, most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute an administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearings officer. If necessary, the Company can appeal the findings of the hearings officer to an Administrative Law Judge of the Social Security Administration. In view of the lack of significant collections and the age of both Medicare and private receivables, the Company increased the allowance for doubtful receivables to $485,873 and $1,545,849 of the remaining uncollected balance as of December 31, 2003 and 2002, respectively.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.        Accounts Receivable (continued)

                                                               2003           2002
                                                          -----------      -----------

         Gross receivables - Medicare                     $   621,050      $ 2,042,821
         Gross receivables - Other                             82,210           31,668
         Less allowance for doubtful accounts                (485,873)      (1,545,849)
                                                          -----------      -----------
         Net receivables                                  $   217,387      $   528,640
                                                          ===========      ===========

         Current portion of accounts receivable                86,955          211,456
         Accounts receivable, net of current portion          130,432          317,184
                                                          -----------      -----------
                                                          $   217,387      $   528,640
                                                          ===========      ===========


2.       Inventories

                                                            2003                 2002
                                                          -----------      -----------
        Parts, components and sub-assemblies              $    60,188      $    74,011
        Finished goods                                        134,663           90,405
                                                          -----------      -----------
                                                          $   194,851      $   164,416
                                                          ===========      ===========

         The Company is expanding its distribution network to try to facilitate the movement of its parts, components, sub-assemblies and finished goods inventory.

3.       Commission Advances and Accrued Commissions

         Commission advances represent cash advances by the Company to several of its independent sales representatives, which are to be applied against future sales made by the representatives. These advances are non-interest bearing. See Note 6 for commission advances to related parties. Accrued commissions are generally paid upon receipt of accounts receivable.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

4.       Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2003 and 2002 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

5.       Related Party Transactions

         Due to Officer

         Due to officer, (President) stockholder at December 31, 2003 and 2002 consists of the following:

                                Accrued
                              Interest and
                                 Cash           Accrued
                               Advances         Salaries        Total

        December 31, 2003
        Officer/Stockholder   $2,102,567      $  700,000      $2,802,567
                              ----------      ----------      ----------
                              $2,102,567      $  700,000      $2,802,567
                              ==========      ==========      ==========

        December 31, 2002
        Officer/Stockholder   $2,073,706      $  600,000      $2,673,706
                              ----------      ----------      ----------
                              $2,073,706      $  600,000      $2,673,706
                              ==========      ==========      ==========

         There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 2003, the President of the Company did not take any remuneration for the services he provided. The 2003 and 2002 expenses have been accrued in these Financial Statements.

         In 2003 the President of the Company agreed not to demand repayment of $2,702,567 of the above amounts due him prior to January 1, 2005. In 2002 the President of the Company agreed not to demand repayment of $2,573,706 prior to January 1, 2004 and, accordingly, such amounts have been classified as long-term liabilities.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

6.       Related Party Transactions (continued)

         Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities as of December 31, 2003 and 2002 included $75,586 and $76,754 (see Note 8), respectively, representing unpaid salaries and interest thereon to an individual related to the President of the Company. Interest incurred for this individual during 2002 and 2001 were $3,904 and $4,231, respectively.

         Interest

         Interest is charged on all amounts due to officer and other related party at the bank's current prime rate of 4%, plus one percent compounded monthly.

         Due from Related Parties

         One of the Company's directors, who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company and is now employed by the Company as a full-time employee. Commissions and consulting fees earned by these individuals during 2003 and 2002 were approximately $67,629 and $190,600, respectively.

         As of December 31, 2003 and 2002, the accumulated advanced commissions to these individuals were $41,697 and $234,487 respectively. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of the amount due to him to the extent of the advances.

         Note Receivable, from Related Parties

         In 2003 the President of the Company repaid $20,240 of the commission advances and has agreed to repay $162,948 over the next nine years. The President of the company has issued nine notes to repay the sum of $162,948 plus interest at 4 per cent. There are nine equal payments, including interest of $22,925 from the year ending December 31, 2004 to the year ending December 31, 2012. The total amounts of the nine payments are $206,325.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



7.       Property and Equipment

         Property and equipment, at cost, at December 31, 2003 and 2002 consisted of the following:

                                                2003                    2002
                                            --------------          ------------
        Rental equipment                    $      51,280           $     99,483
        Autos                                      73,297                 73,297
        Furniture and fixtures                     58,262                 58,262
        Machinery and equipment                    10,019                 10,019
        Office equipment                           23,816                 23,816
        Computer equipment                         12,101                 12,101
                                            --------------          ------------

           Total property and equipment           228,775                276,978

        Less accumulated depreciation             184,254                211,503
                                            --------------          ------------
                                            $      44,521           $     65,475
                                            ==============          ============

        The above schedule reflects the retirement of obsolete assets.

8.      Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at December 31, 2003 and 2002

                                                          2003          2002
                                                        --------      --------
        Accrued expenses and interest to related
                    party (see Note 6)                  $ 75,586      $ 76,754
        Accounts payable and other accrued liabilities   228,343       338,518
                                                        --------      --------
                                                        $303,929      $415,272
                                                        ========      ========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9.       Commitments

         The Company has a one-year operating lease on its premises located in Great Neck, New York through December 31, 2004 with an option to renew for two additional years. Minimum payments under the terms of the lease are listed below.

         Rent expense for the years ended December 31, 2003 and 2002 was $131,545 and $130,097 respectively.

                            Minimum rental payments are as follows:

                            Year Ending

                            December 31, 200                   $129,097
                                                               --------
                            Total commitment                   $129,097
                                                               ========


10.      Income taxes

         The annual provision for income taxes for the years ended December 31, 2003 and 2002 consisted of the following:

                                            2003          2002
                                          --------      --------
        Computed Federal Taxes            $(15,607)     $ 20,600
        Computed State Taxes                 3,938        14,272
                                          --------      --------
                                          $(11,669)     $ 34,872
                                          ========      ========


         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                             2003       2002
                                                          --------    --------
        Expected tax (benefit) including the effect of
        State taxes                                       $(77,846)   $(31,679)
        Deferred interest to officer and spouse             35,757      36,201
        Deferred salary payable to officer                  30,420      30,350
                                                          --------    --------
                                                          $(11,669)   $ 34,872
                                                          ========    ========

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

10       Income Taxes (continued)

         Deferred tax assets at December 31, 2003 and 2002 consisted of the following:

                                                                  2003              2002
                                                              -----------       -----------

               Deferred tax assets:

                          Accrued salaries and interest       $ 1,389,654       $ 1,148,700
                          Stock compensation - options             61,000            61,000
                                                              -----------       -----------
                Gross deferred tax assets                       1,450,654         1,209,700
                                                              -----------       -----------

               Net deferred assets before valuation allowance   1,450,654         1,209,700
               Deferred tax assets valuation allowance         (1,450,654)       (1,209,700)
                                                              -----------       -----------
                                                              $         0       $         0
                                                              ===========       ===========


         The Company has provided a valuation allowance of 100% of the deferred tax assets based on the uncertainty of realizing such benefit in the future.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

11.       (Loss) Per Share

         The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). (Loss) per share is computed by dividing the (loss) by the weighted average number of common shares outstanding during the period.



                                       For The Year Ended 2003
                          ----------------------------------------------
                          Income (Loss)       Shares         Per-Share
                           (Numerator)     (Denominator)      Amount

        (Loss) Per Share   $(253,108)        3,960,730       $  (0.06)
                          =============    =============     ===========


                                       For The Year Ended 2002
                          ---------------------------------------------
                          Income (Loss)       Shares          Per-Share
                           (Numerator)     (Denominator)       Amount

        (Loss) Per Share   $(246,602)        3,960,730        $(0.06)
                          =============    =============      =========




         All options outstanding during 2003 and 2002 were anti-dilutive and therefore not considered in the above computation.

12.      Bank Line of Credit

         The Company has a line of credit with Fleet Bank for $200,000 due on demand. This line of credit charges interest at a rate of 1% above prime on all outstanding balances. There was no balance due as of December 31, 2003 or 2002. The President of the Company has guaranteed the line and has agreed to subordinate $977,350 of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company,

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

13.      Advertising and Promotions

         Advertising and promotion expenses were approximately $3,117 and $6,368 in 2003 and 2002, respectively. Such costs are expensed as incurred.

14.      Stock Options

         On March 27, 1997 the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the exercise price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.65 per share from March 27, 1998 for the balance of the term of the option. The expiration date of the option is March 27, 2006.

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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

         A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Each action seeks $3,000 in damages. The former employee's son also filed one small claim action for approximately $1,500 against the Company an employee and an officer-shareholder of the Company. Most of the cases allege various employment contract and/or labor violations; some allege liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. The claims have now been settled for the sum of $1,500 which has been paid in full in the year ended December 31, 2003.

         A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January 2003 the Company deposited $75,000 in escrow with its attorney as directed by an arbitration award. The Company commenced a second, separate arbitration proceeding seeking the return of two machines held by the independent contractor and claiming loss of revenue on the two machines. The Company is awaiting a decision.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

15       Litigation (continued)

         The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier paid the Company $25,000 for damages, removed and discarded the property. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company countersued the storage company for $80,000 for damages done to their equipment. Since the Company recovered $25,000, the balance of $55,000 is being sought through the courts for reimbursement. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

16.      New Authoritative Pronouncements

         In April 2002 the Financial Accounting Standard Board issued FASB No 145 that modifies and rescinds various accounting statements, such as,
         a) rescinds FASB No 4 which requires all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the tax effect. b) eliminates FASB No. 44, dealing with motor carriers covered by the Motor Carrier Act of 1980 and c) amends FASB No 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In June 2002 the Financial Accounting Standard Board issued FASB No 146. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB No 144, accounting for the Impairment or Disposal of Long-Lived Assets.

         In January 2003 the Financial Accounting Standards Board (FASB) issued interpretation No. 46 which clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or is entitled to receive a majority of the variable interest entity's residual returns, or both. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN -R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company's financial reporting and disclosure.
                                      F-21

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


16.      New Authoritative Pronouncements (continued)

         In April 2003 FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivatives instruments embedded in certain contracts, and for hedging activities under SFAS No.133. In particular, this statement clarifies under what circumstances a contract with a net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial reporting and disclosures.

         In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equities." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "Mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the items of those instruments and settlement alternatives. The guidance of SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

         In December 2003, the Staff of the Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No.101 related to multiple element revenue arrangements and revises SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" that have been Codified in Topic 13. SAB No. 104 was effective immediately and did not have a material impact on the Company's financial reporting and disclosure.

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

                                             DIAPULSE CORPORATION OF AMERICA
                                                        Registrant

                                             By:  /s/ Jesse Ross
                                                  -------------------------
                                                  Jesse Ross - President

         Date: March 31, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                            Date
         ----------------------                      --------
         /s/ Jesse Ross                              March 31, 2004
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer