Form 10KSB/A
period 2003-12-31
DIAPULSE CORP OF AMERICA
filed 2004-04-08
CIK 28742

Part I

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to

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

                                    PART IV.

Item 13. Exhibits, Financial Statements , and Reports on Form 8-K, Section 302, 906 Certifications

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