Form 10QSB
period 2004-03-31
DIAPULSE CORP OF AMERICA
filed 2004-05-10
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2004

                         Diapulse Corporation of America
             (Exact Name of registrant as specified on its charter)

         Delaware                                      13-5671991
(State or other jurisdiction of)                    (I.R.S. Employer
 incorporation of organization                    Identification Number)

      321 East Shore Road
     Great Neck, New York                              11023
 (Address of principal offices)                      (Zip Code)

Registrant's telephone number,
including area code                                 516-466-3030

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes X No

As of  March 31, 2004 there were 3,962,058 shares of common stock outstanding.


                                -------------


Transitional Small Business Disclosure Format:

Yes [   ]             No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEETS (UNAUDITED)
                March 31, 2004                                            3 - 4

                STATEMENTS OF OPERATIONS (UNAUDITED)
                Three Months ended March  31, 2004                            5

                STATEMENTS OF CASH FLOWS (UNAUDITED)
                Three Months ended March 31, 2004                             6

                NOTES TO UNAUDITED FINANCIAL STATEMENTS                       7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                          8


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             9

       ITEM 2.  CHANGES IN SECURITIES                                        10

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              10

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

       ITEM 5.  OTHER INFORMATION                                            10

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                 11-13


SIGNATURES

       SIGNATURE PAGE                                                        14

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                          March 31, 2004   Dec.31, 2003
                                                               Unaudited        Audited
                                                               ----------    ----------
                                    Assets
  Current Assets:
    Cash and cash equivalents                                    $615,254      $621,799
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $338,246 at
      March 31, 2004 and $485,873 at December 31, 2003             64,403        86,955
    Inventories                                                   179,777       194,851
    Commission advances                                             5,154         4,156
    Note receivable to related party, current portion              22,925        22,925
    Other current assets                                           14,270         5,295
                                                               ----------    ----------
        Total current assets                                      901,783       935,981
                                                               ----------    ----------
   Property and equipment, net                                     43,603        44,521
                                                               ----------    ----------

  Other assets:
  Accounts receivable, net of current portion                     183,300       130,432
  Commission advances to related parties                           31,091        41,697
  Note receivable to related party, net of current portion        137,986       140,023
  Security deposits                                                21,406        21,841
                                                               ----------    ----------
            Total other assets                                    373,783       333,993
                                                               ----------    ----------
            Total Assets                                       $1,319,169    $1,314,495
                                                               ==========    ==========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)

                                                                March 31, 2004   Dec. 31, 2003
                                                                     Unaudited         Audited
                                                                --------------    ------------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder           $100,000       $100,000

     Accounts payable and accrued liabilities including
       $75,992 and $75,586 to related parties in
       2004 and 2003                                                   280,191        303,929
     Accrued income taxes                                               49,655            955
                                                                    ----------     ----------

            Total current liabilities                                  429,846        404,884

     Long-term portion of amounts due to officer                     2,645,393      2,702,567
                                                                    ----------     ----------
             Total Liabilities                                       3,075,239      3,107,451
                                                                    ----------     ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares as at 2004 and 2003                                       99,051         99,051
     Additional paid-in capital                                      2,293,272      2,293,272
     Accumulated deficit                                            (4,146,065)    (4,182,951)
                                                                    ----------     ----------
                                                                    (1,753,742)    (1,790,628)
                                                                    ----------     ----------

   Less treasury stock 1,328 shares as at 2004 and 2003 at cost         (2,328)        (2,328)
                                                                    ----------     ----------

             Total stockholders' equity (Deficiency)                (1,756,070)    (1,792,956)
                                                                    ----------     ----------

   Total liabilities and stockholders' equity (Deficiency)          $1,319,169     $1,314,495
                                                                    ==========     ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              March 31
                                                    ---------------------------
                                                        2004            2003
                                                    ----------       ----------
Net Sales and rentals                               $  400,821       $  457,729

Cost of sales and rentals                               54,261           39,230
                                                    ----------       ----------
          Gross Margin                                 346,560          418,499


Operating Expenses:
  Selling, general and administrative                  253,737          400,053
  Interest expense (related parties)                    35,065           35,097
                                                    ----------       ----------
          Total Operating Expenses                     288,802          435,150
                                                    ----------       ----------
         Net Operating Income (Loss)                    57,758          (16,651)
Interest and other income                               27,537            1,857
                                                    ----------       ----------
         Income before Provision for Income Taxes       85,295          (14,794)
Provision for Income Taxes                              48,409           (2,200)
                                                    ----------       ----------
          Net Income (Loss)                         $   36,886       $ ( 12,594)
                                                    ==========       ==========

           Basic Earnings Per Share                     $ 0.01       $      -0-
                                                    ==========       ==========

          Weighted Average Number of Common
          Shares Outstanding                         3,960,730        3,960,730
                                                    ==========       ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                March 31
                                                      ------------------------
                                                        2004              2003
                                                      --------        ---------
Cash Flows From Operating Activities:
  Net income (Loss)                                 $   36,886        $ (12,594)
                                                    ----------       ----------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                          4,479            4,989
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable           (30,316)          76,744
  Decrease in commission advances
                                                         9,608           12,002
  Decrease in notes receivable due from officer          2,037                -
  (Increase) Decrease in inventories                    15,074           (2,993)
  (Increase) Decrease in other assets
                                                        (8,540)             899
  (Decrease) in accounts payable and
    Accrued liabilities                                (23,738)         (82,362)
                                                    ----------       ----------
  Increase in income taxes payable                      48,700           12,545
                                                    ----------       ----------
         Total adjustments                              17,304           21,824
                                                      --------        ---------
Net cash provided by (used in) operating
          Activities                                    54,190            9,230
                                                      --------        ---------
Net cash (used) in investing activities,
capital Expenditures                                    (3,561)               -

Cash flow from financing activities:
(Decrease) in long term portion of amounts
   Due to officer                                      (57,174)         (63,097)
                                                      --------        ---------
     Net cash provided (used) by
     Financing activities                              (60,735)         (63,097)
                                                      --------        ---------
     Net (Decrease) in cash
           And cash equivalents                         (6,545)         (53,867)
Cash and cash equivalents -
  Beginning of Period                                  621,799          522,108
                                                      --------        ---------
Cash and cash equivalents -
  End of Period                                       $615,254         $468,241
                                                      ========        =========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 31, 2004, and the related statements of income and cash flows for the three months ended March 31, 2004, and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2003. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of March 31, 2004 and December 31, 2003 consisted of the following:
                                          March 31               December. 31
                                            2004                     2003
                                          --------               ------------
Parts, components and subassemblies       $ 59,045                 $ 60,188
Finished goods                             120,732                  134,663
          Total Inventories               $179,777                 $194,851
                                          ========                 ========

                         DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
               For the Three Months Ended March 31, 2004 and 2003


Results of Operations

         Net sales and rentals for the current three months decreased by $56,908 to $400,821 from last year's comparable three month period of $457,729. This was due primarily to a reduction in machine rentals.

         Operating expenses for the current three months decreased to $253,737 from last year's comparable three month period of $400,053.

Liquidity and Capital Resources

         As of March 31, 2004 the Company had working capital of $471,937 and a current ratio of 2.10 to 1. This represents a decrease in working capital since December 31, 2003 of $59,160.

         The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through machine rental and sales.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate'', "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 2004 and 2003

Item 1.  Legal Proceedings

         The Company was involved as plaintiff in litigation filed on August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgement for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgement but is not aware of any assets owned by the judgment debtor.

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

         The Company filed a claim with one of its insurance carriers for loss of and damage to, property that was being stored with a storage company. The insurance carrier paid the company $25,000 for damages, removed and discarded the property. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statue of limitations as a partial defense. The Company countersued the storage company for $80,000 for damages done to their equipment. Since the Company recovered $25,000, the balance of $55,000 is being sough through the courts for reimbursement. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

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



                                          DIAPULSE CORPORATION OF AMERICA

                                                    Registrant



                                          By        /s/ Jesse Ross
                                             ---------------------------------
                                                   Jesse Ross, President

                                          Date:    May 5, 2004