Form 10QSB
period 2004-06-30
DIAPULSE CORP OF AMERICA
filed 2004-08-03
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2004

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

                               Yes  X              No
                               -------             --------

As of June 30, 2004 there were 3,962,058 shares of common stock outstanding.


Transitional Small Business Disclosure Format:

Yes [   ]          No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEETS (UNAUDITED)
                 June 30, 2004                                             3 - 4

                 STATEMENTS OF OPERATIONS (UNAUDITED)
                 Six Months ended June 30, 2004                                5

                 STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Six Months ended June 30, 2004                                6

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS                       7

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                          8


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                              9

       ITEM 2.  CHANGES IN SECURITIES                                         10

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               10

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

       ITEM 5.  OTHER INFORMATION                                             10

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                  11-13


SIGNATURES

       SIGNATURE PAGE                                                         14

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                   June 30, 2004         Dec. 31, 2003
                                                                       Unaudited              Audited
                                                                       ---------              -------
                                    Assets
                                    ------
  Current Assets:
    Cash and cash equivalents                                            $673,428            $621,799
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $437,876 at
      June 30, 2004 and $485,873 at December 31, 2003                      60,104              86,955
    Inventories                                                           190,262             194,851
    Commission advances                                                    12,636               4,156
    Note receivable to related party, current portion                      22,925              22,925
    Other current assets                                                    6,941               5,295
                                                                       ----------          ----------

        Total current assets                                              966,296             935,981
                                                                       ----------          ----------

   Property and equipment, net                                             40,260              44,521
                                                                       ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                             171,066             130,432
  Commission advances to related parties                                   32,534              41,697
  Note receivable to related party, net of current portion                135,949             140,023
  Security deposits                                                        21,406              21,841
                                                                       ----------          ----------

            Total other assets                                            360,955             333,993
                                                                       ----------          ----------

            Total Assets                                               $1,367,511          $1,314,495
                                                                       ==========          ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                Liabilities and Stockholder's Equity (Deficiency)
                -------------------------------------------------

                                                                       June 30, 2004         Dec. 31, 2003
                                                                           Unaudited             Audited
                                                                           ---------             -------

   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                  $100,000              $100,000

     Accounts payable and accrued liabilities including
       $74,864 and $75,586 to related parties in
       2004 and 2003                                                          202,738               303,929
     Accrued income taxes                                                      59,755                   955
                                                                           ----------            ----------

            Total current liabilities                                         362,493               404,884

     Long-term portion of amounts due to officer                            2,683,512             2,702,567
                                                                           ----------            ----------

             Total Liabilities                                              3,046,005             3,107,451
                                                                           ----------            ----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares as at 2004 and 2003                                              99,051                99,051
     Additional paid-in capital                                             2,293,272             2,293,272
     Accumulated deficit                                                   (4,068,489)           (4,182,951)
                                                                            ---------             ---------
                                                                           (1,676,166)           (1,790,628)
                                                                           ----------            ----------

   Less treasury stock 1,328 shares as at 2004 and 2003 at cost                (2,328)               (2,328)
                                                                           ----------            ----------

             Total stockholders' equity (Deficiency)                       (1,678,494)           (1,792,956)
                                                                           ----------            ----------

   Total liabilities and stockholders' equity (Deficiency)                 $1,367,511            $1,314,495
                                                                           ==========            ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30
                                                                             -------
                                                              2004                              2003
                                                              ----                              ----

Net Sales and rentals                                       $ 543,333                        $ 740,322

Cost of sales and rentals                                      10,713                           77,213
                                                          -----------                       ----------

          Gross Margin                                        532,620                          663,109


Operating Expenses:
  Selling, general and administrative                         427,914                          648,276
  Interest expense (related parties)                           64,056                           70,563
                                                          -----------                       ----------

          Total Operating Expenses                            491,970                          718,839
                                                          -----------                       ----------

         Net Operating Income (Loss)                           40,650                          (55,730)
Interest and other income                                      42,087                            2,983
                                                          -----------                       ----------

         Income before Provision for Income Taxes              82,737                          (52,747)
Provision for Income Taxes                                    (31,725)                            (892)
                                                          -----------                       ----------
          Net Income (Loss)                                 $ 114,462                       $ ( 51,855)
                                                          ===========                       ==========

          Basic Earnings Per Share                             $ 0.03                       $    (0.01)
                                                          ===========                       ==========

          Weighted Average Number of Common
          Shares Outstanding                                3,962,058                        3,962,058
                                                          ===========                       ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                        -------

                                                                            2004                            2003
                                                                            ----                            ----
Cash Flows From Operating Activities:
  Net income (Loss)                                                    $ 114,462                       $ (51,855)
                                                                       ---------                      ----------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                            9,018                           9,978
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                             (13,783)                        160,288
  Decrease in commission advances                                            683                          20,840
  Decrease in notes receivable due from officer                            4,074                             -
  (Increase) Decrease in inventories                                       4,589                          (6,555)
  (Increase) Decrease in other assets                                     (1,211)                          2,949
  (Decrease) in accounts payable and
    Accrued liabilities                                                 (101,191)                       (108,505)
  Increase in income taxes payable                                        58,800                          12,545
                                                                       ---------                      ----------
         Total adjustments                                               (39,021)                         91,540
Net cash provided by (used in) operating
          Activities                                                      75,441                          39,685
                                                                       ---------                      ----------
Net cash (used) in investing activities, capital
  Expenditures                                                            (4,757)                            -

Cash flow from financing activities:
(Decrease) in long term portion of amounts
   Due to officer                                                        (19,055)                        (35,010)
                                                                       ---------                      ----------
     Net cash provided (used) by
       Financing activities                                              (23,812)                        (35,010)
                                                                       ---------                      ----------
     Net Increase in cash
       And cash equivalents                                               51,629                           4,675
Cash and cash equivalents -
  Beginning of Period                                                    621,799                         522,108
                                                                       ---------                      ----------
Cash and cash equivalents -
  End of Period                                                         $673,428                        $526,783
                                                                       =========                      ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 2004, and the related statements of income and cash flows for the six months ended June 30, 2004, and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2004 and 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2003. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of June 30, 2004 and December 31, 2003 consisted of the following:
                                              June 30            December. 31
                                              -------            ------------
                                               2004                  2003
                                               ----                  ----

Parts, components and subassemblies          $ 69,530             $ 60,188
Finished goods                                120,732              134,663
                                             --------             --------
          Total Inventories                  $190,262             $194,851
                                             ========             ========

                         DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                 For the Six Months Ended June 30, 2004 and 2003


Results of Operations

         Net sales and rentals for the current six months decreased by $196,989 to $543,333 from last year's comparable six month period of $740,322. This was due primarily to a reduction in machine rentals and sales.

         Operating expenses for the current six months decreased to $427,914 from last year's comparable six month period of $648,276.

Liquidity and Capital Resources

         As of June 30, 2004 the Company had working capital of $603,803 and a current ratio of 2.67 to 1. This represents an increase in working capital since December 31, 2003 of $72,706.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION
                 For the Six Months Ended June 30, 2004 and 2003

Item 1.  Legal Proceedings

NOTHING TO REPORT

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



                                      DIAPULSE CORPORATION OF AMERICA
                                      -------------------------------
                                               Registrant



                                      By    /s/ Jesse Ross
                                        -----------------------------------
                                            Jesse Ross, President

                                     Date:    August 2, 2004