Form 10QSB
period 2004-09-30
DIAPULSE CORP OF AMERICA
filed 2004-11-08
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2004
                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
             (Exact Name of registrant as specified on its charter)

         Delaware                                        13-5671991
-------------------------------                  --------------------------
(State or other jurisdiction of)                      (I.R.S. Employer
 incorporation of organization                      Identification Number)

     321 East Shore Road
     Great Neck, New York                                  11023
------------------------------                   --------------------------
(Address of principal offices)                           (Zip Code)

Registrant's telephone number,
including area code                                    516-466-3030
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

As of September 30, 2004 there were 3,962,058 shares of common stock outstanding.


Transitional Small Business Disclosure Format:
Yes [   ]              No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      September 30, 2004                                  3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Nine Months ended September 30, 2004                    5

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Nine Months ended September 30, 2004                    6

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                 7

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                             9

       ITEM 2.  CHANGES IN SECURITIES                                        10

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              10

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

       ITEM 5.  OTHER INFORMATION                                            10

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER               11 - 13


SIGNATURES
--------------------------------------------------------------------------------

       SIGNATURE PAGE                                                        14

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                   Sept. 30, 2004        Dec. 31, 2003
                                                                      Unaudited            Audited
                                                                   --------------        -------------
                                  Assets
  Current Assets:
    Cash and cash equivalents                                          $480,065            $621,799
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $478,736 at
      September 30, 2004 and $485,873 at December 31, 2003               85,627              86,955
    Inventories                                                         233,027             194,851
    Commission advances                                                  13,122               4,156
    Note receivable to related party, current portion                    20,888              22,925
    Other current assets                                                 11,599               5,295
                                                                     ----------          ----------

        Total current assets                                            844,328             935,981
                                                                     ----------          ----------

   Property and equipment, net                                           40,591              44,521
                                                                     ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                           243,706             130,432
  Commission advances to related parties                                 34,474              41,697
  Note receivable to related party, net of current portion              148,170             140,023
  Security deposits                                                      21,406              21,841
                                                                     ----------          ----------

            Total other assets                                          447,756             333,993
                                                                     ----------          ----------

            Total Assets                                             $1,332,675          $1,314,495
                                                                     ==========          ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)

                                                                        Sept. 30, 2004        Dec. 31, 2003
                                                                           Unaudited            Audited
                                                                        --------------        -------------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                $100,000              $100,000

     Accounts payable and accrued liabilities including
       $75,344 and $75,586 to related parties in
       2004 and 2003                                                        224,314               303,929
     Accrued income taxes                                                    56,105                   955
                                                                         ----------            ----------

            Total current liabilities                                       380,419               404,884

     Long-term portion of amounts due to officer                          2,730,278             2,702,567
                                                                         ----------            ----------

             Total Liabilities                                            3,110,697             3,107,451
                                                                         ----------            ----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares as at 2004 and 2003                                            99,051                99,051
     Additional paid-in capital                                           2,293,272             2,293,272
     Accumulated deficit                                                (4,168,017)           (4,182,951)
                                                                         ----------            ----------
                                                                        (1,775,694)           (1,790,628)
                                                                         ----------            ----------

   Less treasury stock 1,328 shares as at 2004 and 2003 at cost             (2,328)               (2,328)
                                                                         ----------            ----------

             Total stockholders' equity (Deficiency)                    (1,778,022)           (1,792,956)
                                                                         ----------            ----------

   Total liabilities and stockholders' equity (Deficiency)               $1,332,675            $1,314,495
                                                                         ==========            ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                     ---------------------------
                                                        2004             2003
                                                        ----             ----

Net Sales and rentals                                $ 795,000        $ 906,564

Cost of sales and rentals                               70,520          117,457
                                                     ---------        ---------

          Gross Margin                                 724,480          789,107

Operating Expenses:
  Selling, general and administrative                  691,622          854,969
  Interest expense (related parties)                   103,118          104,710
                                                     ---------        ---------

         Total Operating Expenses                      794,740          959,679
                                                     ---------        ---------

         Net Operating Income (Loss)                  (70,260)        (170,572)
Interest and other income                               50,844            4,584
                                                     ---------        ---------

         Income before Provision for Income Taxes     (19,416)        (165,988)
Provision for Income Taxes                            (34,350)          (7,719)
                                                     ---------        ---------
         Net Income (Loss)                           $  14,934       $(158,269)
                                                     =========        =========

           Basic Earnings Per Share                  $    -           $  (0.04)
                                                     =========        =========
          Weighted Average Number of Common
          Shares Outstanding                         3,962,058        3,962,058
                                                     =========        =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                         ----------------------
                                                           2004          2003
                                                           ----          ----

Cash Flows From Operating Activities:
  Net income (Loss)                                      $  14,934    $(158,269)
                                                         ---------    ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                             13,781       14,967
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable              (111,946)     247,302
  (Increase) Decrease in commission advances                (1,743)     183,460
  (Increase) in notes receivable due from officer           (6,110)    (187,811)
  (Increase) in inventories                                (38,176)     (14,124)
  Increase (Decrease) in other assets                       (5,869)         718
  Decrease in accounts payable and
    Accrued liabilities                                    (79,615)    (131,095)
  Increase in income taxes payable                          55,150        3,382
                                                         ---------    ---------

         Total adjustments                                (174,528)     116,799
                                                         ---------    ---------
Net cash provided by (used in) operating
          Activities                                      (159,594)     (41,470)
                                                         ---------    ---------


Net cash (used) in investing activities,
capital Expenditures                                         -           (9,851)

Cash flow from financing activities:
Increase in long term portion of amounts
   Due to officer                                           27,711        2,157
                                                         ---------    ---------
     Net cash provided (used) by
     Financing activities                                   27,711        2,157
                                                         ---------    ---------

     Net (Decrease) in cash
           And cash equivalents                           (141,734)     (39,313)
Cash and cash equivalents -
  Beginning of Period                                      621,799      522,108
                                                         ---------    ---------
Cash and cash equivalents -
  End of Period                                          $ 480,065    $ 482,795
                                                         =========    =========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of September 30, 2004 and the related statements of income and cash flows for the nine months ended September 30, 2004, and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2004 and 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2003. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of September 30, 2004 and December 31, 2003 consisted of the following:

                                         September 30     December. 31
                                         ------------     ------------
                                             2004            2003
                                             ----            ----

Parts, components and subassemblies        $120,495        $ 60,188
Finished goods                              112,532         134,663
                                           --------        --------
          Total Inventories                $233,027        $194,851
                                           ========        ========

                         DIAPULSE CORPORATION OF AMERICA
                        ITEM 2 - MANAGEMENT'S DISCUSSION
                     AND ANALYSIS For the Nine Months Ended
                           September 30, 2004 and 2003


Results of Operations

         Net sales and rentals for the current nine months decreased by $111,564 to $795,000 from last year's comparable nine month period of $906,564. This was due primarily to a reduction in machine rentals and sales.

         Operating expenses for the current nine months decreased to $691,622 from last year's comparable nine month period of $854,969.

Liquidity and Capital Resources

         As of September 30, 2004 the Company had working capital of $463,909 and a current ratio of 2.22 to 1. This represents a decrease in working capital since December 31, 2003 of $67,188.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                                 PART II - OTHER
                      INFORMATION For the Nine Months Ended
                           September 30, 2004 and 2003

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



                                  DIAPULSE CORPORATION OF AMERICA

                                             Registrant



                                  By      /s/ Jesse Ross, President
                                        ------------------------------
                                           Jesse Ross, President

                                  Date:    November 2, 2004