Form 10KSB
period 2004-12-31
DIAPULSE CORP OF AMERICA
filed 2005-04-01
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 2004
                          Commission file number 132-3

--------------------------------------------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2005 as reported by an independent market maker: $8,914.630

Number of shares outstanding of each of the registrant class of common stock as of March 31, 2005: 3,962,058.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS
                                     PART I.

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

                                    PART IV.

Item 13.          Exhibits, Financial Statements, and Reports on Form 8-K,
                  Section 302, 906 Certifications
Item 14.          Principal accountant fees and services

Signatures
   Financial Statements

                                     PART I

ITEM 1.           BUSINESS

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 2004

                  Suppliers - The Registrant purchases raw materials and component parts of its units from various suppliers of electronic products. A majority of the individual component parts of the Diapulse units are standard and available from many suppliers. Were the Registrant to change from its present suppliers for any reason, it believes that no significant difficulties would be experienced in the replacement of raw materials from other suppliers, and there would be no reduction in the quality or quantity of the material purchased.

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. During 2004 and 2003, approximately 47% and 79%, respectively, of total revenue was from rentals to patients covered through Medicare (See Note
                  2).

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

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998, 1999, 2000, 2001, 2002, 2003 and 2004.

                  EMPLOYEES - The registrant has thirty-seven full-time and part-time employees and commission sales representatives.

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


ITEM 2.           PROPERTIES

                  The Registrant leases approximately 6,000 square feet of office space in Great Neck, New York for a term expiring December 31, 2006. Minimum rental payments are $132,970 for 2005 and $136,959 for 2006. The premises are used as a national and international headquarters for the Company as well as for research and development.

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

                  A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Most of the cases alleged various employment contract and/or labor violations; some alleged liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. The claims were settled for the sum of $1,500.00 which was paid in full in the year ended December 31, 2003.

                  A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January of 2003 the Company deposited $75,000 in escrow with its attorney as directed by an arbitration award. The Company commenced a second, separate arbitration proceeding seeking the return of two machines held by the independent contractor and claiming loss of revenue on the two machines. The arbitrator granted the Company an award, which was confirmed by the court which granted a money judgment of $1,265.00 and ordered the independent contractor to return the two machines and pay the Company an additional $5,000. The contractor violated the court order and was held in contempt. Judgment for $15,729.35 was entered against the contractor. The Company is not aware of any assets owned by the judgment debtor.

                  The Company filed a claim with one of its insurance carriers for loss of and damage to, property that was being stored with a storage company. The insurance carrier paid the Company $25,000 for damages, removed and discarded the property. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company countersued the storage company for $80,000 for damages done to their equipment. Since the Company recovered $25,000, the balance of $55,000 is being sought through the courts for reimbursement. Both the storage company's suit and the company's countersuit were dismissed in 2004. The Company's counsel has submitted additional papers to the court in an attempt to reinsetate the countersuit.

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

                                      Quarter Ended
                         -------------------------------------------------------

                                    2004                      2003
                         --------------------------   -----------------------
                           3/31  6/30  9/30  12/31     3/31  6/30  9/30  12/31
                           ----  ----  ----  -----      ---  ----  ----  -----
                 Bid:      1.25  1.25  1.50   1.75      .25   .33   .30    .22

                  As of December 31, 2004 there were approximately 1,444 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 2004, the Registrant established and expanded its distribution network, sales force and sales and rental programs. Controlled, and double-blind studies demonstrated the clinical value of the Registrant's product published in peer review medical journals, which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline.

                  Diapulse Corporation of America (OTC-DIAC) announced that the Centers for Medicare and Medicaid (CMS) granted approval for coverage of the Diapulse(R) Wound Treatment System(TM) in a decision memorandum issued December 22, 2003 with an effective date of July 1, 2004. This permits payment to hospitals, nursing homes, physicians and physical therapists for patients who have Stage III and Stage IV pressure ulcers, arterial ulcers, diabetic ulcers and venous stasis ulcers.

                  Net Revenues - During the year ended December 31, 2004 revenues decreased by 11% as compared to the year ended December 31, 2003. This decrease was due to a decision by The Company to suspend new billings on Medicare home treatment for wounds due to a decision by Medicare not to honor new in-home Medicare accounts effective April 1, 2003. The Company has requested a re-consideration and is awaiting a decision by CMS.

                  Cost of Sales - During the year ended December 31, 2004, cost of sales increased by $19,815.00 as compared to the year ended December 31, 2003 due primarily to an increase in sales of machines.

                  Operating Expenses - Operating expenses, exclusive of interest, decreased by $8,409.00 in 2004 as compared with 2003 due to a decrease in gross sales.

                  Interest Expense - Interest expense from 2003 to 2004 decreased by $3,741.00 due to a decrease in borrowing and pay off of long-term debts.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                         LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2004, the Registrant had working capital of $587,268. Working capital as of December 31, 2003 was $531,097.

                  The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include working capital and operating ratios, all of which are set forth below.


                             WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                       December 31,             December 31,
                                       2004                     2003
                                       ----                     ----
                  Working Capital      $587,268                 $531,097
                  Current ratio        2.90 to 1                2.31 to 1
                  Quick ratio          1.86 to 1                1.75 to 1

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F24 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

ITEM 8A.          CONTROLS AND PROCEDURES

                  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004, are effective in timely alerting to material information relating to the Company required to be included in our period SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and key employees of the Company as of March 31, 2004 were as follows:

                      Name                Age        Title
                      ----                ---        ------
                      Jesse Ross          83         President, Director and
                                                     Chairman of the Board

                      David M. Ross       57         Vice President and Director

                      Howard Mann         69         Director

                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Vice President of the Company during 2003. He became a Director of the Company in 1989. Mr. Ross was an independent sales representative and consultant, and is now a full-time employee.

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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2004, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 2004, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2004. For the year ending December 31, 2004 the President deferred $100,000 of salary.


                                                                          Long Term
                                                                      Compensation Award
                                                          Other          -Securities
       Name and                                           Annual       Underlying Options      All Other
   Principal Position     Year    Salary($)  Bonus ($)  Compensation           (#)            Compensation($)
-------------------------------------------------------------------------------------------------------------
Jesse Ross , President,   2004     0           0            -                   0                  0
Director and              2003     0           0            -                   0                  0
Chairman of the Board     2002     0           0            -                   0                  0





                  OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information concerning option exercises and option holdings for the fiscal year 2004 with respect to each of the named executive officers. No named executive officer exercised any options during such year.

                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES



                                                           Number  of Securities        Value of unexercised
                                                           Underlying Unexercised      In-the-money Options
                                                            Options at Fiscal Year     At Fiscal Year End ($)
                Shares Acquired                                     End (#)                Exercisable/
    Name         On Exercise (#)     Value Realized ($)    Exercisable/Unexercisable      Unexercisable
---------------------------------------------------------------------------------------------------------------
 Jesse Ross           0                    ---              __0___ exercisable/     $___0___exercisable/
                                                            __0___ unexercisable    $___0___unexercisable





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

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 2004.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  One of the Company's directors who is a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full time employee. In addition, another son of the President also serves as an independent sales representative for the Company and is now employed by the Company as a full time employee. Commissions and consulting fees earned by these individuals during 2004 and 2003 were approximately $16,270 and $67,629 respectively.

                  As of December 31, 2004 and 2003, the accumulated advance commissions to these individuals were $36,253 and $41,697respectively. These advances are guaranteed by the president of the Company who has agreed to subordinate repayment of the amount due to him to the extent of the advances.

                  As of December 31, 2004, and 2003 amounts of $73,962 and $75,586, respectively, have been owed to an individual for outstanding salaries. This individual who is related to the president of the Company has incurred interest of $3,988 and $3,904 during 2004 and 2003 respectively.

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

                  During the year ended December 31, 2004, the Company did not file any Form 8-K.

                  Financial Statements - The financial statements commence at page F1 and are filed as part of this annual report on Form 10KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  AUDIT FEES

                  The aggregate fees billed by Granick & Gendler, CPAs for professional services rendered for the audits of the company's annual financial statements on Form 10-KSB and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2004 were approximately $38,000 and for the year ended December 31, 2003 were approximately $42,860.

                  AUDIT RELATED FEES

                  There were no audit related fees by the principal accountants for the years ended December 31, 2004 and 2003.

                  TAX FEES

                  The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2004 was $1,750 and for the year ended December 31, 2003 was $1,900. The services comprising these fees include tax consulting and submitting tax returns.

                  ALL OTHER FEES

                  There were no other fees for professional services rendered by the Company's independent auditors for the fiscal year ending December 31, 2004 and 2003.

                  The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 an amended, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


                                            DIAPULSE CORPORATION OF AMERICA
                                                      Registrant

                                            By:      /s/ Jesse Ross
                                            -----------------------------------
                                            Jesse Ross - President



         Date: March 31, 2005


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                        Date
         ----------------------                                  --------
                                                                 March 31, 2005

         /s/ Jesse Ross
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer)

                                      Part
                                       II



                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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


Financial statements:

             Balance sheets                                          F-3 - F-4

             Statements of operations                                   F-5

             Statements of stockholders' equity (deficiency)            F-6

             Statements of cash flows                                F-7 - F-8

             Notes to financial statements                          F-9 - F-24

Granick & Gendler
   CERTIFIED PUBLIC ACCOUNTANTS

                                                           60 EAST 42ND STREET
                                                           NEW YORK, NY 10165
                                                           (212) 697-1075


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheets of Diapulse Corporation of America as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2004 and 2003, the results of its operations and its cash flows for each of the two years ending December 31, 2004 and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                                                 RANICK & GENDLER
                                                 CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
February 11, 2005

                         DIAPULSE CORPORATION OF AMERICA

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                     ASSETS


                                                                                  2004            2003
                                                                                  ----            ----

Current assets:
            Cash and cash equivalents (Note 1)                                $     474,882     $   621,799
            Current portion of accounts receivable, net of
                     allowance for doubtful accounts of $497,192
                     and $485,873 in 2004 and 2003 (Note 2)                         101,128          86,955
            Note Receivable from related party, Current Portion (Note 6)             14,778          22,925
            Inventory (Note 3)                                                      265,053         194,851
            Commission advance (Note 4)                                              16,026           4,156
            Other current assets                                                     25,304           5,295
                                                                              --------------    ------------

                             Total current assets                                   897,171         935,981

Property and equipment, net (Note 7)                                                 26,206          44,521
                                                                              --------------    ------------

Other assets:
            Accounts receivable, net of current portion                             151,691         130,432
            Note Receivable from related parties, net of current portion
             (Note 6)                                                               133,392         140,023
            Commission advances to related parties (Note 6)                          36,253          41,697
            Security deposits                                                        22,262          21,841
                                                                              --------------    ------------

                             Total other assets                                     343,598         333,993
                                                                              --------------    ------------

                             Total assets                                         1,266,975     $ 1,314,495
                                                                              ==============    ============





   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                           DECEMBER 31, 2004 AND 2003

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                      2004                    2003
                                                                                      ----                    ----
Current liabilities:
            Current portion of amounts due to officer/
                     stockholder (Note 6)                                     $          100,000       $         100,000
            Accounts payable and accrued liabilities
                     Including $73,962 and $75,586 to related
                        parties in 2004 and 2003 (Note 8)                                208,723                 303,929
            Accrued income tax and related interest (Note 10)                              1,180                     955
                                                                              -------------------      ------------------

                     Total current liabilities                                           309,903                 404,884

Long-term portion of amounts due to officer/stockholder                                2,858,112               2,702,567
                                                                              -------------------      ------------------

                     Total liabilities                                                 3,168,015               3,107,451
                                                                              -------------------      ------------------

Commitments (Note 9)

Stockholders' equity (deficiency)
            Common stock, $.025 par value per share
                     authorized 15,000,000 shares, issued
                     3,962,058 shares in 2004 and 2003                                    99,051                  99,051
            Additional paid-in capital                                                 2,293,272               2,293,272
            Accumulated deficit                                                       (4,291,035)             (4,182,951)
                                                                              -------------------      ------------------
                                                                                      (1,898,712)             (1,790,628)

    Less treasury stock, 1,328 shares in 2004
            and 2003 at cost                                                              (2,328)                 (2,328)
                                                                              -------------------      ------------------

                     Total stockholders' equity (deficiency)                          (1,901,040)             (1,792,956)
                                                                              -------------------      ------------------

                     Total liabilities and stockholders' equity
                             (deficiency)                                     $        1,266,975       $       1,314,495
                                                                              ===================      ==================



The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                         2004                   2003
                                                                                         ----                   ----
Revenue
Rental income                                                                    $         679,630       $        900,981

Sales of machinery                                                                         418,914                331,000
                                                                                 ------------------      -----------------
            Total revenue                                                                1,098,544              1,231,981

Cost of sales and rentals                                                                   32,227                 12,412
                                                                                 ------------------      -----------------

             Gross margin                                                                1,066,317              1,219,569
                                                                                 ------------------      -----------------

Operating expenses:
             Selling, general and administrative                                         1,203,395              1,211,804
             Provision for doubtful accounts                                               134,942                133,740
             Interest expense (principally to related parties)                             145,474                149,215
                                                                                 ------------------      -----------------
                                                                                              --                      --

                     Total operating expenses                                            1,483,811              1,494,759
                                                                                 ------------------      -----------------

(Loss) from operations                                                                   (417,494)              (275,190)
Interest and other income                                                                  208,512                 10,413
                                                                                 ------------------      -----------------

(Loss) before income taxes                                                               (208,982)              (264,777)
Income taxes (benefit) (Note 10)                                                         (100,898)               (11,669)
                                                                                 ------------------      -----------------

Net  (loss)                                                                      $       (108,084)       $      (253,108)
                                                                                 ==================      =================

Basic and diluted (loss) per share (Note 11)                                     $          (0.03)       $         (0.06)
                                                                                 ==================      =================

Weighted average number of common shares
        Outstanding                                                                      3,960,730              3,960,730
                                                                                 ==================      =================





   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                         Common Stock                                                                 Total
                                                             Additional                                            Stockholders
                                            Issued            Paid-In-     Accumulated    Treasury      Stock         Equity
                                      Shares      Amounts      Capital       Deficit       Shares      Amounts     (Deficiency)


Balance, January 1, 2003            3,962,058     $99,051     $2,293,272   ($3,929,843)     1,328     ($2,328)      ($1,539,848)

  Net (loss)                                                                  (253,108)                                (253,108)

                                   ----------------------------------------------------------------------------------------------

Balance, December 31, 2003          3,962,058     $99,051     $2,293,272    (4,182,951)     1,328     ($2,328)      ($1,792,956)

  Net (loss)                                                                  (108,084)                                (108,084)

                                   ----------------------------------------------------------------------------------------------

Balance, December 31, 2004          3,962,058     $99,051     $2,293,272   ($4,291,035)     1,328     ($2,328)      ($1,901,040)
                                    =========     =======     ==========   ===========      =====     =======       ===========





   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                    2004                    2003
                                                                                    ----                    ----

   Operating activities:
         Net  (Loss)                                                         $      (108,084)      $       (253,108)
                                                                             -----------------     -------------------

   Adjustments to reconcile net (loss) to net cash
         Provided by (used in) operating activities:
         Depreciation                                                                  28,166                  20,953
         Provision for losses on accounts receivable                                  497,192                 485,873
         Deferred salaries and accrued interest to officer                            944,945                 796,291

         Changes in assets and liabilities:
             Accounts receivable                                                     (532,624)               (174,620)
             Note receivable                                                           14,778                (162,948)
             Inventories                                                              (70,202)                (30,435)
             Commission advances                                                       (6,888)                    891
             Other current assets                                                     (19,547)                197,352
             Security deposits                                                           (421)                   (823)
             Accounts payable and accrued liabilities                                (791,975)               (673,445)
                                                                             -----------------     -------------------

             Total adjustments                                                         63,424                 459,089

         Net cash provided by (used in) operating activities                          (44,660)                205,981
                                                                             -----------------     -------------------

   Net cash provided by (used in) investing activities
              Capital expenditures                                                     (9,850)                 --
                                                                             -----------------     -------------------

           Net cash (used in) investing activities                                     (9,850)                 --
                                                                             -----------------     -------------------



                                   (Continued)

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                  2004                 2003
                                                                                  ----                 ----

Financing activities:
          Loans from officers                                                      100,000               100,000
          Repayments to officers                                                  (192,407)             (206,290)
                                                                           ----------------      ----------------

                 Net cash provided by (used in)  financing activities              (92,407)             (106,290)
                                                                           ----------------      ----------------
          Net increase (decrease) in cash                                         (146,917)               99,691

Cash and cash equivalents, beginning of year                                       621,799               522,108
                                                                           ----------------      ----------------

Cash and cash equivalents, end of year                                     $       474,882               621,799
                                                                           ----------------      ----------------



Cash paid during the years for:
                Interest                                                   $        28,712                21,571
                                                                           ----------------      ----------------

                Income taxes                                               $         2,984                 4,425
                                                                           ----------------      ----------------



   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OFAMERICA

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the years 2004 and 2003 there were no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 2004 and 2003, approximately 47% and 79%, respectively, of revenue were from rentals to patients covered through Medicare (see Note 2). In 2004 and 2003 there were no major customers. The Company does not require collateral for its accounts receivable.

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

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


     1 Description of Business and Summary of Significant Accounting Policies (continued)

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

         Stock-Based Compensation

         The Company account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No.2 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


1 Description of Business and Summary of Significant Accounting Policies (continued)

         Stock-Based Compensation (continued)

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS 123.

         The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model they we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

         The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, they have not yet determined which of the aforementioned adoption methods we will use.


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

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1 Description of Business and Summary of Significant Accounting Policies (continued)

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

2        Accounts Receivable

         At December 31, 2004 and 2003, accounts receivable included approximately $689,000 and $621,000 respectively, of Medicare claims for rentals of Diapulse's self-administered medical treatment at home. However, most claims for reimbursements from Medicare are denied when submitted. In such cases, the Company has to institute an administrative procedure of requesting a review of the claim and, if denied, a hearing with a Medicare hearing officer. If necessary, the Company can appeal the findings of the hearing officer to an Administrative Law Judge of the Social Security Administration. In view of the lack of significant collections and the age of both Medicare and private receivables, the Company increased the allowance for doubtful receivables to $497,192 and $485,873 of the remaining uncollected balance as of December 31, 2004 and 2003, respectively. Effective July 1, 2004, as a result of a National Coverage decision, the Company has lost the ability to bill Medicare for its in-house treatments of wounds and is presently requesting a reconsideration of this decision. The Company has not recorded any sales of this type after July 1, 2004.


                                                                   2004                    2003
                                                                   ----                    ----

         Gross receivables - Medicare                     $          688,915      $           621,050
         Gross receivables - Other                                    61,096                   82,210
         Less allowance for doubtful accounts                      (497,192)                (485,873)
                                                              ---------------         ----------------
         Net receivables                                  $          252,819      $           217,387
                                                              ===============         ================

         Current portion of accounts receivable                      101,128                   86,955
         Accounts receivable, net of current portion                 151,691                  130,432
                                                              ---------------         ----------------
                                                          $          252,819      $           217,387
                                                              ===============         ================

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



3       Inventories

                                                         2004                 2003
                                                         ----                 ----

        Parts, components and sub-assemblies     $         110,749     $       60,188
        Finished goods                                     154,304            134,663
                                                 -----------------     --------------
                                                 $         265,053     $      194,851
                                                 =================     ==============

         The Company is expanding its distribution network to try to facilitate the movement of its parts, components, sub-assemblies and finished goods inventory.


4        Commission Advances and Accrued Commissions

         Commission advances represent cash advances by the Company to several of its independent sales representatives, which are to be applied against future sales made by the representatives. These advances are non-interest bearing. See Note 6 for commission advances to related parties. Accrued commissions are generally paid upon receipt of accounts receivable.


5         Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2004 and 2003 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


6         Related Party Transactions

         Due to Officer/Stockholder

         Due to officer, (President) stockholder at December 31, 2004 and 2003 consists of the following:

                                                 Accrued
                                               Interest and
                                                  Cash                     Accrued
                                                Advances                   Salaries                    Total

        December 31, 2004
        Officer/Stockholder               $          2,158,112      $            800,000       $          2,958,112
                                          --------------------      --------------------       --------------------
                                          $          2,158,112      $            800,000       $          2,958,112
                                          ====================      ====================       ====================

        December 31, 2003
        Officer/Stockholder               $          2,102,567      $            700,000       $          2,802,567
                                          --------------------      --------------------       --------------------
                                          $          2,102,567      $            700,000       $          2,802,567
                                          ====================      ====================       ====================


         There are no formal agreements or written documentation with respect to the repayment of these amounts. For each of these years in the two-year period ended December 31, 2004, the President of the Company did not take any remuneration for the services he provided. The 2004 and 2003 expenses have been accrued in these Financial Statements.

         In 2004 the President of the Company agreed not to demand repayment of $2,858,112 of the above amounts due him prior to January 1, 2006. In 2003 the President of the Company agreed not to demand repayment of $2,702,567 prior to January 1, 2005 and, accordingly, such amounts have been classified as long-term liabilities.

         Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities as of December 31, 2004 and 2003 included $73,962 and $75,586 (see Note 8), respectively, representing unpaid salaries and interest thereon to an individual related to the President of the Company. Interest incurred on the debt to this individual during 2004 and 2003 was $3,988 and $3,904, respectively.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


6        Related Party Transactions (continued)

         Interest

         Interest is charged on all amounts due to officer and other related parties the bank's current prime rate of 4% to 5.25%, plus one per-cent compounded monthly.

         Due from Related Parties

         One of the Company's directors, a son of the President, previously served as an independent sales representative for the Company and is now employed by the Company as a full-time employee. In addition, another son of the President also serves as an independent sales representative for the Company and is now employed by the Company as a full-time employee. Commissions and consulting fees earned by these individuals during 2004 and 2003 were approximately $16,270 and $67,629 respectively.

         As of December 31, 2004 and 2003, the accumulated advanced commissions to these individuals were $36,253 and $41,697 respectively. These advances are guaranteed by the President of the Company, who has agreed to subordinate repayment of the amount due to him to the extent of the advances.

         Note Receivable, from Related Parties

         As of December 31, 2004 and 2003 the President of the Company repaid $14,778 and $20,240 of the commission advances and has agreed to repay $148,170 over the next eight years. The President of the company has issued nine notes to repay the sum of $162,948 plus interest at 5 per-cent. There are eight equal payments, including interest of $22,925 from the year ending December 31, 2005 to the year ending December 31, 2012. The total amounts of the eight payments are $183,401.

                         DIAPULSE CORPORATION OFAMERICA

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003




7        Property and Equipment

         Property and equipment, at cost, at December 31, 2004 and 2003 consisted of the following:

                                                  2004                2003
                                                  ----                ----

        Rental equipment                  $          51,280   $         51,280
        Autos                                        73,297             73,297
        Furniture and fixtures                       58,262             58,262
        Machinery and equipment                      10,019             10,019
        Office equipment                             25,012             23,816
        Computer equipment                           20,755             12,101
                                              --------------      -------------

           Total property and equipment             238,625            228,775

        Less accumulated depreciation               212,419            184,254
                                              --------------      -------------
                                          $          26,206   $         44,521
                                              ==============      =============

         The above schedule reflects the retirement of obsolete assets.



8        Accounts  Payable and Accrued Liabilities

         Accounts payable and accrued liabilities at December 31, 2004 and 2003

                                                                2004                2003
                                                                ----                ----
        Accrued expenses and interest to related
                    party (see Note 6)                   $        73,962     $        75,586
        Accounts payable and other accrued liabilities           134,761             228,343
                                                             ------------        ------------
                                                         $       208,723     $       303,929
                                                             ============        ============


                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

9        Commitments

         The Company has a two-year operating lease on its premises located in Great Neck, New York through December 31, 2006 with an option to renew for two additional years. Minimum payments under the terms of the lease are listed below.

         Rent expense for the years ended December 31, 2004 and 2003 was $131,017 and $131,545 respectively.

                 Minimum rental payments are as follows:

                 Year Ending
                 December 31, 2005                   $       132,970
                 December 31, 2006                           136,959
                                                         ------------
                 Total commitment                    $       269,929
                                                         ============

10             Income taxes

         The annual provision (benefit) for income taxes for the years ended December 31, 2004 and 2003 consisted of the following:

                                                  2004                2003
                                                  ----                ----
         Federal
                        Current           $       (91,484)     $      (15,607)
                        Deferred                   (6,553)                --

         State
                        Current                       (52)               3,938
                        Deferred                   (2,809)                --
                                              -------------        ------------
                                          $      (100,898)     $      (11,669)
                                              =============        ============

         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                                    2004                     2003
                                                                    ----                     ----
         Expected tax (benefit) including the effect of
           State taxes                                       $         (167,866)       $        (77,846)
         Deferred interest to officer and spouse                         36,968                  35,757
         Deferred salary payable to officer                              30,000                  30,420
                                                               ----------------         ---------------
                                                             $         (100,898)       $        (11,669)
                                                               ================         ===============

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



10       Income Taxes (continued)


         Deferred tax assets at December 31, 2004, consisted of the following:

                                                                    2004
                                                                    ----
               Deferred tax assets:
                          Accrued salaries                $            240,000
                          Accrued interest                             250,547
                          Net operating loss                             1,862
                                                               ----------------
                Gross deferred tax assets                              492,409
                                                               ----------------

               Deferred tax assets valuation allowance                (492,409)
                                                               ----------------
                                                          $                  0
                                                               ================

         The Company has a Federal net operating loss carryforward of approximately $ 39,000 that expires in 2024.

         The Company has provided a valuation allowance of 100% of the deferred tax assets based on the uncertainty of realizing such benefit in the future.

                          DIAPULSE ORPORATION OFAMERICA

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



 11      (Loss) Per Share

         The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). (Loss) per share is computed by dividing the (loss) by the weighted average number of common shares outstanding during the period.


                                                       For The Year Ended 2003
                                 ---------------------------------------------------------------------
                                         (Loss)                Shares                     Per-Share
                                      (Numerator)           (Denominator)                  Amount

        (Loss) Per Share    $              (253,108)              3,960,730        $          (0.06)
                                 ====================    =====================        ================


                                                       For The Year Ended 2004
                                 ---------------------------------------------------------------------
                                         (Loss)                Shares                     Per-Share
                                      (Numerator)           (Denominator)                  Amount

        (Loss) Per Share    $              (108,084)              3,960,730        $          (0.03)
                                 ====================      ===================        ================

         All options outstanding during 2004 and 2003 were anti-dilutive and therefore not considered in the above computation.


12       Bank Line of Credit

         The Company has a line of credit with Bank of America for $200,000 due on demand. This line of credit charges interest at a rate of 1% above prime on all outstanding balances. There was no balance due as of December 31, 2004 or 2003. The President of the Company has guaranteed the line and has agreed to subordinate $977,350 of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



13       Advertising and Promotions

         Advertising and promotion expenses were approximately $17,298 and $3,117 in 2004 and 2003, respectively. Such costs are expensed as incurred.


14       Stock Options

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

         On March 29, 1997, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,125,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, and 100,000 shares at $1.50 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days at a price of $5.00 per share for 100,000 shares, and $6.00 per share for the next 100,000 shares. The applicable rights are lost if the options are not exercised before the expiration of 120 days after the above prices are maintained for 30 days.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


15       Litigation

         The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complaint demanded damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgment for the balance. The agreement also provided for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company attempted to enforce the judgment but was not aware of any assets owned by the judgment debtor.

         A former employee of the Company, who was terminated in May 1999, filed five small claim actions against the Company and other employees and an officer-shareholder of the Company. Most of the cases alleged various employment contract and or labor violations; some alleged liability for property allegedly held or used by the Company. All actions were instituted after the employee was terminated from employment. The claims were settled for the sum of $1,500 which was paid in full in the year ended December 31, 2003.

         A former independent contractor sued the Company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January 2003 the Company deposited $75,000 in escrow with its attorney as directed by an arbitration award. The company commenced a second, separate arbitration proceeding seeking the return of two machines held by the independent contractor and claiming loss of revenue on the two machines. The arbitrator granted the Company an award, which was confirmed by the court, which granted a money judgment for $1,265 and ordered the independent contractor to return the two machines and pay the Company an additional $5,000. The contractor violated the court order and was held in contempt. Judgment for $15,729.35 was entered against the contractor. The Company is not aware of any assets owned by the judgment debtor.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


15       Litigation (continued)

         The Company filed a claim with one of its insurance carriers for loss of, and damage to, property that was being stored with a storage company. The insurance carrier paid the Company $25,000 for damages, removed and discarded the property. In September 2001, the storage company sued the Company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statute of limitations as a partial defense. The Company countersued the storage company for $80,000 for damages done to their equipment. Since the Company recovered $25,000, the balance of $55,000 was being sought through the courts for reimbursement. Both the storage company's suit and the Company's countersuit were dismissed in 2004. The Company's counsel has submitted additional papers to the court in an attempt to reinstate the countersuit.

16       New Authoritative Pronouncements

         In April, 2002, the Financial Accounting Standard Board issued FASB No. 145 that modifies and rescinds various accounting statements, such as,
         a) rescinds FASB No. 4, which requires all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the tax effect, b) eliminates FASB No. 44, dealing with motor carriers covered by the Motor Carrier Act of 1980 and c) amends FASB No 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In June 2002 the Financial Accounting Standard Board issued FASB No. 146. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB No. 144, accounting for the Impairment or Disposal of Long-Lived Assets.

         In January, 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46, which clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or is entitled to receive a majority of the variable interest entity's residual returns, or both.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

16       New Authoritative Pronouncements (continued)

         In December 2003, FASB issued a revised interpretation of FIN 46 (FIN -R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004 We have performed a review of any entities created subsequent to January 31, 2003, and determined the adoption of FIN46 and FIN 46-R did not have a material impact on the Company's financial reporting and disclosure.

         In April, 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in certain contracts, and for hedging activities under SFAS No.133. In particular, this statement clarifies under what circumstances a contract with a net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial reporting and disclosures.

         In May, 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "Mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the items of those instruments and settlement alternatives. The guidance of SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

         In December, 2003, the Staff of the Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No.101 related to multiple element revenue arrangements and revises SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" that have been Codified in Topic 13. SAB No. 104 was effective immediately and did not have a material impact on the Company's financial reporting and disclosure.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


16       New Authoritative Pronouncements (continued)

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43." This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be applied prospectively during our fiscal year beginning after June 15, 2005. Adoption of the Statement is not expected to have a material impact on our financial statements.

         In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate time-Sharing Transactions - An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

         In November 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment to APBO No. 29." This Statement amends Accounting Principles Board Opinion ("APBO") No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our financial statements.

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

                                            DIAPULSE CORPORATION OF AMERICA
                                                      Registrant

                                            By:      /s/ Jesse Ross
                                            -----------------------------------
                                            Jesse Ross - President



         Date: March 31, 2005


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                        Date
         ----------------------                                  --------
                                                                 March 31, 2005

         /s/ Jesse Ross
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer)