Form 10QSB
period 2005-03-31
DIAPULSE CORP OF AMERICA
filed 2005-05-16
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2005
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

As of March 31, 2005 there were 3,962,058 shares of common stock outstanding.



Transitional Small Business Disclosure Format:

Yes [ ]        No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  BALANCE SHEETS (UNAUDITED)
                  March 31, 2005                                         3 - 4

                  STATEMENTS OF OPERATIONS (UNAUDITED)
                  Three Months ended March 31, 2005                          5

                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three Months ended March 31, 2005                          6

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS                    7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                       8


PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                             9

      ITEM 2.  CHANGES IN SECURITIES                                        10

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              10

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

      ITEM 5.  OTHER INFORMATION                                            10

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10

SIGNATURES

      SIGNATURE PAGE                                                        14

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                                    March 31, 2005     Dec.31, 2004
                                                                      Unaudited           Audited
                                                                      ---------           -------
                           Assets
 Current Assets:
   Cash and cash equivalents                                             $474,555        $474,882
   Current portion of accounts receivable, net of
     Allowance for doubtful accounts of  $196,783 at
     March 31, 2005 and $497,192 at December 31, 2004                      95,257         101,128
   Inventories                                                            288,343         265,053
   Commission advances                                                     16,506          16,026
   Note receivable to related party, current portion                       15,517          14,778
   Other current assets                                                    23,796          25,304
                                                                         --------        --------

       Total current assets                                               913,974         897,171
                                                                         --------        --------

  Property and equipment, net                                              22,942          26,206
                                                                         --------        --------

 Other assets:
 Accounts receivable, net of current portion                              142,885         151,691
 Commission advances to related parties                                    30,692          36,253
 Note receivable to related party, net of current portion                 132,653         133,392


 Security deposits                                                         22,262          22,262
                                                                         --------        --------

           Total other assets                                             328,492         343,598
                                                                         --------        --------

           Total Assets                                                $1,265,408      $1,266,975
                                                                        =========       =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)
                -------------------------------------------------


                                                                 March 31, 2005        Dec. 31,  2004
                                                                   Unaudited              Audited
                                                                   ---------              --------

  Current Liabilities:
    Current portion of  amounts due to officer/stockholder              $100,000          $100,000

    Accounts payable and accrued liabilities including
      $72,928 and $73,962 to related parties in
      2005 and 2004                                                      190,885           208,723
    Accrued income taxes                                                     -               1,180
     Loan Payable                                                        200,000              _
                                                                       ---------         ---------
            Total current liabilities                                    490,885           309,903

    Long-term portion of amounts due to officer                        2,814,107         2,858,112
                                                                       ---------         ---------

            Total Liabilities                                          3,304,992         3,168,015
                                                                       ---------         ---------

  Stockholders' equity:
    Common stock - $.025 par value:
      Authorized 15,000,000 shares, issued 3,962,058
      Shares as at 2005 and 2004                                          99,051            99,051
    Additional paid-in capital                                         2,293,272         2,293,272
    Accumulated deficit                                               (4,429,579)       (4,291,035)
                                                                       ---------         ---------
                                                                      (2,037,256)       (1,898,712)
                                                                       ---------         ---------

  Less treasury stock 1,328 shares as at 2005 and 2004
  at cost                                                                 (2,328)           (2,328)
                                                                       ---------         ---------
            Total stockholders' equity (Deficiency)                   (2,039,584)       (1,901,040)
                                                                       ---------         ---------
  Total liabilities and stockholders' equity (Deficiency)             $1,265,408        $1,266,975
                                                                       =========         =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                        2005                               2004

Net Sales and rentals                                    $ 400,821                   $ 136,671

Cost of sales and rentals                                   40,851                      54,261
                                                       -----------                  ----------
          Gross Margin                                      95,820                     346,560


Operating Expenses:
  Selling, general and administrative                      195,100                     253,737
  Interest expense (related parties)                        47,853                      35,065
                                                       -----------                  ----------
          Total Operating Expenses                         242,953                     288,802
                                                       -----------                  ----------
         Net Operating Income (Loss)                      (147,133)                     57,758
Interest and other income                                    8,589                      27,537
                                                       -----------                  ----------
         Income before Provision for Income Taxes         (138,544)                     85,295
Provision for Income Taxes                                     -                        48,409
                                                       -----------                  ----------
          Net Income (Loss)                             $ (138,544)                   $ 36,886
                                                       ===========                  ==========

           Basic Earnings Per Share                     $   ( 0.03)                   $   0.01
                                                       ===========                  ==========

          Weighted Average Number of Common
          Shares Outstanding                             3,960,730                   3,960,730
                                                       ===========                  ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                              MARCH 31

                                                                    2005                   2004
                                                                    ----                   ----
Cash Flows From Operating Activities:
  Net income (Loss)                                           $ (138,544)              $  36,886
                                                              ----------               ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                    3,264                   4,479
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                      14,677                 (30,316)
  Decrease in commission advances                                  5,081                   9,608
  Decrease in notes receivable due from officer                       -                    2,037
  (Increase) Decrease in inventories                            (23,290)                  15,074
  Increase (Decrease) in other assets                              1,508                  (8,540)
 (Decrease) in accounts payable and
    Accrued liabilities                                         (17,838)                ( 23,738)
  (Decrease) Increase in income taxes payable                    (1,180)                  48,700
                                                              ----------               ---------
   Increase in Loans Payable                                     200,000                      -
                                                              ----------               ---------
         Total adjustments                                       182,222                  17,304
                                                              ----------               ---------
Net cash provided by (used in) operating
          Activities                                              43,678                  54,190
                                                              ----------

Net cash (used) in investing activities, capital
  Expenditures                                                       -                    (3,561)
                                                              ----------
Cash flow from financing activities:
(Decrease) in long term portion of amounts
   Due to officer                                                (44,005)                (57,174)
                                                              ----------               ---------
    Net cash provided (used) by
     Financing activities                                        (44,005)                (60,735)
                                                              ----------               ---------
     Net (Decrease) in cash
           And cash equivalents                                 (    327)                 (6,545)
Cash and cash equivalents -
  Beginning of Period                                            474,882                 621,799
                                                              ----------               ---------
Cash and cash equivalents -
  End of Period                                                 $474,555                $615,254
                                                              ==========              ==========


                             See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                         -------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.  Basis of presentation

        The balance sheets of Diapulse Corporation of America as of March 31, 2005 and the related statements of income and cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2004. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


2.  Income Taxes

        The Company accounts for income taxes under the asset and liability method.

3.  Inventories

        Inventories as of March 31, 2005 and December 31, 2004 consisted of the following:
                                                March 31           December. 31
                                                --------           ------------
                                                  2005                 2004
                                                  ----                 -----

Parts, components and subassemblies            $ 143,326            $ 110,749
Finished goods                                   145,017              154,304
                                               ---------            ---------
          Total Inventories                    $ 288,343            $ 265,053
                                               =========            =========

                         DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
               For the Three Months Ended March 31, 2005 and 2004


Results of Operations

        Net sales and rentals for the current three months decreased by $264,150 to $136,671 from last year's comparable three month period of $400,821. This was due primarily to a reduction in machine rentals and sales.

        Operating expenses for the current three months decreased to $242,953 from last year's comparable three months period of $288,802.

Liquidity and Capital Resources

        As of March 31, 2005 the Company had working capital of $423,089 and a current ratio of 1.86 to 1. This represents a decrease in working capital since December 31, 2004 of $164,179.

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

                         DIAPULSE CORPORATION OF AMERICA
                       PART II - OTHER INFORMATION For the
                   Three months Ended March 31, 2005 and 2004

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

                                           Date:  May 9, 2005