Form 10QSB/A
period 2004-06-30
DIAPULSE CORP OF AMERICA
filed 2005-06-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                               FORM 10-QSB AMENDED

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


                                 --------------


Transitional Small Business Disclosure Format:

Yes [ ]          No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      June 30, 2004
                                                                         3 - 4
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Six Months ended June 30, 2004                         5
                      Three months ended June 30, 2004                       6

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Six Months ended June 30, 2004                         7

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                   9


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                           10

       ITEM 2.  CHANGES IN SECURITIES                                       11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

       ITEM 5.  OTHER INFORMATION                                           11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11

       ITEM 7.  CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                12-14


SIGNATURES

       SIGNATURE PAGE                                                       15

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                                    June 30, 2004         Dec.31, 2003
                                                                                        Unaudited              Audited
                                                                                        ---------              -------
                                    Assets
  Current Assets:
    Cash and cash equivalents                                                             $673,428            $621,799
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $437,876 at
      June 30, 2004 and $485,873 at December 31, 2003                                       60,104              86,955
    Inventories                                                                            190,262             194,851
    Commission advances                                                                     12,636               4,156
    Note receivable to related party, current portion                                       22,925              22,925
    Other current assets                                                                     6,941               5,295
                                                                                           -------             -------

        Total current assets                                                               966,296             935,981
                                                                                           -------             -------

   Property and equipment, net                                                              40,260              44,521
                                                                                           -------             -------


  Other assets:
  Accounts receivable, net of current portion                                              171,066             130,432
  Commission advances to related parties                                                    32,534              41,697
  Note receivable to related party, net of current portion                                 135,949             140,023
  Security deposits                                                                         21,406              21,841
                                                                                           -------             -------

            Total other assets                                                             360,955             333,993
                                                                                           -------             -------

            Total Assets                                                                $1,367,511          $1,314,495
                                                                                        ==========          ==========





                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)


                                                                                   June 30, 2004         Dec. 31, 2003
                                                                                       Unaudited               Audited
                                                                                     -----------              ---------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                              $100,000              $100,000


     Accounts payable and accrued liabilities including
       $74,864 and $75,586 to related parties in
       2004 and 2003                                                                      202,738               303,929
     Accrued income taxes                                                                  59,755                   955
                                                                                       ----------            ----------
            Total current liabilities                                                     362,493               404,884

     Long-term portion of amounts due to officer                                        2,683,512             2,702,567
                                                                                       ----------            ----------
             Total Liabilities                                                          3,046,005             3,107,451
                                                                                       ----------            ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares as at 2004 and 2003                                                          99,051                99,051
     Additional paid-in capital                                                         2,293,272             2,293,272
     Accumulated deficit                                                               (4,068,489)           (4,182,951)
                                                                                       ----------            ----------

   Less treasury stock 1,328 shares as at 2004 and 2003 at cost                            (2,328)               (2,328)
                                                                                       ----------            ----------

             Total stockholders' equity (Deficiency)                                   (1,678,494)           (1,792,956)
                                                                                       ----------            ----------

   Total liabilities and stockholders' equity (Deficiency)                             $1,367,511            $1,314,495
                                                                                       ==========            ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                       ---------------------------------
                                                                        2004                       2003
                                                                        ----                       ----

Net Sales and rentals                                                 $ 543,333                  $ 740,322

Cost of sales and rentals                                                90,713                     77,213
                                                                      ---------                  ---------

          Gross Margin                                                  452,620                    663,109


Operating Expenses:
  Selling, general and administrative                                   347,914                    648,276
  Interest expense (related parties)                                     64,056                     70,563
                                                                      ---------                  ---------

          Total Operating Expenses                                      411,970                    718,839
                                                                      ---------                  ---------

         Net Operating Income (Loss)                                     40,650                    (55,730)
Interest and other income                                                42,087                      2,983
                                                                      ---------                  ---------

         Income before Provision for Income Taxes                        82,737                    (52,747)
Provision for Income Taxes                                              (31,725)                      (892)
                                                                      ---------                  ---------
          Net Income (Loss)                                           $ 114,462                  $ (51,855)
                                                                      =========                  =========

           Basic Earnings Per Share                                      $ 0.03                  $   (0.01)
                                                                      =========                  =========

          Weighted Average Number of Common
          Shares Outstanding                                          3,962,058                  3,962,058
                                                                      =========                  =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30
                                                                       ---------------------------------------
                                                                         2004                            2003
                                                                         ----                            ----

Net Sales and rentals                                                 $ 142,512                       $ 282,593
                                                                      ---------                       ---------

Cost of sales and rentals                                                36,452                          37,983
                                                                      ---------                       ---------

          Gross Margin                                                  106,060                         244,610


Operating Expenses:
  Selling, general and administrative                                    94,177                         248,223
  Interest expense (related parties)                                     28,991                          35,466
                                                                      ---------                       ---------

          Total Operating Expenses                                      123,168                         283,689
                                                                      ---------                       ---------

         Net Operating Income (Loss)                                    (17,108)                        (39,079)
Interest and other income                                                14,550                           1,126
                                                                      ---------                       ---------

         Income before Provision for Income Taxes                        (2,558)                        (37,953)
Provision for Income Taxes                                               80,134                           1,308
                                                                      ---------                       ---------
          Net Income (Loss)                                            $ 77,576                       $ (39,261)
                                                                      =========                       =========

           Basic Earnings Per Share                                    $   0.02                       $   (0.01)
                                                                      =========                       =========

          Weighted Average Number of Common
          Shares Outstanding                                          3,962,058                       3,962,058
                                                                      =========                       =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30
                                                                 -----------------------------------
                                                                  2004                         2003
                                                                  ----                         ----
Cash Flows From Operating Activities:
  Net income (Loss)                                          $ 114,462                       $ (51,855)
                                                             ---------                       ---------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                  9,018                           9,978
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                   (13,783)                        160,288
  Decrease in commission advances                                  683                          20,840
  Decrease in notes receivable due from officer                  4,074
  (Increase) Decrease in inventories                             4,589                          (6,555)
  (Increase) Decrease in other assets                           (1,211)                          2,949
  (Decrease) in accounts payable and
    Accrued liabilities                                       (101,191)                       (108,505)
  Increase in income taxes payable                              58,800                          12,545
                                                             ---------                       ---------

         Total adjustments                                     (39,021)                         91,540
                                                             ---------                       ---------
Net cash provided by (used in) operating
          Activities                                            75,441                          39,685
                                                             ---------                       ---------
Net cash (used) in investing activities,
capital
  Expenditures                                                  (4,757)                             -

Cash flow from financing activities:
(Decrease) in long term portion of amounts
   Due to officer                                              (19,055)                        (35,010)
                                                             ---------                       ---------
     Net cash provided (used) by
     Financing activities                                      (23,812)                        (35,010)
                                                             ---------                       ---------

     Net Increase in cash
           And cash equivalents                                 51,629                           4,675
Cash and cash equivalents -
  Beginning of Period                                          621,799                         522,108
                                                             ---------                       ---------
Cash and cash equivalents -
  End of Period                                               $673,428                        $526,783
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

3.  Inventories

         Inventories as of June 30, 2004 and December 31, 2003 consisted of the following:
                                                  June 30       December 31
                                                  -------       ------------
                                                   2004             2003
                                                   ----             ----

Parts, components and subassemblies              $ 69,530        $  60,188
Finished goods                                    120,732          134,663
                                                ---------        ---------
          Total Inventories                     $ 190,262        $ 194,851
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

A former independent contractor sued the company for an amount in excess of $75,000 pursuant to a signed Commission Salesperson Agreement. In January of 2003 the Company deposited $75,000 in escrow with its attorney as directed by an arbitration award. The Company commenced a second, separate arbitration proceeding seeking the return of two machines held by the independent contractor and claiming loss of revenue on the two machines. This case has now been settled in favor of the company and the $75,000 that was in escrow has been returned to the Company.

The Company filed a claim with one of its insurance carriers for loss of and damage to property that was being stored with a storage company. The insurance carrier paid the company $25,000 for damages, removed and discarded the property. In September 2001, the storage company sued the company for unpaid storage of approximately $80,000. The Company denies liability on the merits of the case and also has raised the statue of limitations as a partial defense. The Company countersued the storage company for $80,000 for damages done to their equipment. Since the Company recovered $25,000, the balance of $55,000 is being sought through the courts for reimbursement. Counsel ventures no opinion on the ultimate outcome, but believes there are good defenses, although some liability is possible.

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



                                       DIAPULSE CORPORATION OF AMERICA

                                               Registrant



                                      By /s/ Jesse Ross, President
                                         -----------------------------------
                                             Jesse Ross, President

                                          Date: May 25, 2005