Form 10QSB/A
period 2004-09-30
DIAPULSE CORP OF AMERICA
filed 2005-06-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                               FORM 10-QSB AMENDED

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2004

                         DIAPULSE CORPORATION OF AMERICA
             (Exact Name of registrant as specified on its charter)

         Delaware                                         13-5671991
------------------------------                          ---------------
(State or other jurisdiction of)                        (I.R.S. Employer
incorporation of organization                         Identification Number)

321 East Shore Road
Great Neck, New York                                         11023
------------------------------                          ---------------
(Address of principal offices)                             (Zip Code)

Registrant's telephone number,
including area code                                             516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X     No
                                -----    -----
As of September 30, 2004 there were 3,962,058 shares of common stock outstanding.





Transitional Small Business Disclosure Format:

Yes [ ]           No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      September 30, 2004
3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Nine Months ended September 30, 2004                    5
                      Three months ended September 30, 2004                   6

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Nine Months ended September 30, 2004                    7

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                 8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    9


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                            10

       ITEM 2.  CHANGES IN SECURITIES                                        11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11

       ITEM 5.  OTHER INFORMATION                                            11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                 12-14


SIGNATURES

       SIGNATURE PAGE                                                        15

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS



                                                                         Sept. 30, 2004            Dec. 31, 2003
                                                                              Unaudited                 Audited
                                                                              ---------                 -------
                                  Assets
  Current Assets:
    Cash and cash equivalents                                                  $480,065                $621,799
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $478,736 at
      September 30, 2004 and $485,873 at December 31, 2003                       85,627                  86,955
    Inventories                                                                 233,027                 194,851
    Commission advances                                                          13,122                   4,156
    Note receivable to related party, current portion                            20,888                  22,925
    Other current assets                                                         11,599                   5,295
                                                                             ----------              ----------

        Total current assets                                                    844,328                 935,981
                                                                             ----------              ----------

   Property and equipment, net                                                   40,591                  44,521
                                                                             ----------              ----------


  Other assets:
  Accounts receivable, net of current portion                                   243,706                 130,432
  Commission advances to related parties                                         34,474                  41,697
  Note receivable to related party, net of current portion                      148,170                 140,023
  Security deposits                                                              21,406                  21,841
                                                                             ----------              ----------

            Total other assets                                                  447,756                 333,993
                                                                             ----------              ----------

            Total Assets                                                     $1,332,675              $1,314,495
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
                                                                             ==========              ==========

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        NINE  MONTHS ENDED
                                                                           SEPTEMBER 30
                                                               -------------------------------------
                                                                  2004                       2003
                                                               ----------                  ---------
Net Sales and rentals                                          $ 795,000                   $ 906,564

Cost of sales and rentals                                        150,520                     117,457
                                                               ---------                   ---------

          Gross Margin                                           644,480                     789,107


Operating Expenses:
  Selling, general and administrative                            611,622                     854,969
  Interest expense (related parties)                             103,118                     104,710
                                                               ---------                   ---------

          Total Operating Expenses                               714,740                     959,679
                                                               ---------                   ---------

         Net Operating Income (Loss)                             (70,260)                   (170,572)
Interest and other income                                         50,844                       4,584
                                                               ---------                   ---------

         Income before Provision for Income Taxes                (19,416)                   (165,988)
Provision for Income Taxes                                       (34,350)                     (7,719)
                                                               ---------                   ---------
          Net Income (Loss)                                    $  14,934                   $(158,269)
                                                               =========                   =========

           Basic Earnings Per Share                            $      -                    $   (0.04)
                                                               =========                   =========

          Weighted Average Number of Common
          Shares Outstanding                                   3,962,058                   3,962,058
                                                               =========                   =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                            ----------------------------------
                                                               2004                    2003
                                                            ----------               ---------

Net Sales and rentals                                        $ 251,667               $ 166,242

Cost of sales and rentals                                       59,807                  40,244
                                                             ---------              ----------

          Gross Margin                                         191,860                 125,998


Operating Expenses:
  Selling, general and administrative                          263,708                 206,693
  Interest expense (related parties)                            39,062                  34,147
                                                             ---------              ----------

          Total Operating Expenses                             302,770                 240,840
                                                             ---------              ----------

         Net Operating Income (Loss)                          (110,910)               (114,842)
Interest and other income                                        8,757                   1,601
                                                             ---------              ----------

         Income before Provision for Income Taxes             (102,153)               (113,241)
Provision for Income Taxes                                       2,625                   6,827
                                                             ---------              ----------
          Net Income (Loss)                                  $ (99,528)             $ (106,414)
                                                             =========              ==========

           Basic Earnings Per Share                          $   (0.03)             $    (0.03)
                                                             =========              ==========


          Weighted Average Number of Common
          Shares Outstanding                                 3,962,058               3,962,058
                                                             =========              ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                              -------------------------------------
                                                                                2004                       2003
                                                                              ----------                  ---------
Cash Flows From Operating Activities:
  Net income (Loss)                                                           $   14,934                 $ (158,269)
                                                                              ----------                 ----------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                                   13,781                     14,967
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                                    (111,946)                   247,302
  (Increase) Decrease in commission advances                                      (1,743)                   183,460
  (Increase) in notes receivable due from officer                                 (6,110)                  (187,811)
  (Increase) in inventories                                                      (38,176)                   (14,124)
   Increase (Decrease) in other assets                                            (5,869)                       718
  Decrease in accounts payable and
    Accrued liabilities                                                          (79,615)                  (131,095)
  Increase in income taxes payable                                                55,150                      3,382
                                                                              ----------                 ----------

         Total adjustments                                                      (174,528)                   116,799
                                                                              ----------                 ----------
Net cash provided by (used in) operating

          Activities                                                            (159,594)                   (41,470)
                                                                              ----------                 ----------
Net cash (used) in investing activities, capital
  Expenditures                                                                    (9,851)                         -

Cash flow from financing activities:
Increase in long term portion of amounts
   Due to officer                                                                 27,711                      2,157
                                                                              ----------                 ----------
     Net cash provided (used) by
     Financing activities                                                         27,711                      2,157
                                                                              ----------                 ----------
     Net (Decrease) in cash
           And cash equivalents                                                (141,734)                    (39,313)
                                                                              ----------                 ----------
Cash and cash equivalents -
  Beginning of Period                                                            621,799                    522,108
                                                                              ----------                 ----------
Cash and cash equivalents -
  End of Period                                                                 $480,065                   $482,795
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

3.  Inventories

         Inventories as of September 30, 2004 and December 31, 2003 consisted of the following:
                                            September 30      December 31
                                               2004               2003

Parts, components and subassemblies          $ 120,495         $  60,188
Finished goods                                 112,532           134,663
                                             ---------         ---------
          Total Inventories                  $ 233,027         $ 194,851
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



                                           DIAPULSE CORPORATION OF AMERICA

                                                    Registrant



                                           By /s/ Jesse Ross
                                              --------------------------------
                                              Jesse Ross, President

                                           Date: May 25, 2005