Form 10QSB
period 2005-06-30
DIAPULSE CORP OF AMERICA
filed 2005-08-15
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2005
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

As of June 30, 2005 there were 3,962,058 shares of common stock outstanding.



Transitional Small Business Disclosure Format:

Yes [ ]       No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      June 30, 2005                                        3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Six Months ended June 30, 2005                           5

                      Three Months ended June 30, 2005                         6

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Six Months ended June 30, 2005                       7 - 8

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                  9

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    10


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             11

       ITEM 2.  CHANGES IN SECURITIES                                         12

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

       ITEM 5.  OTHER INFORMATION                                             12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                  13-15


SIGNATURES

       SIGNATURE PAGE                                                         16

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                         June 30, 2005        Dec.31, 2004
                                                                             Unaudited             Audited
                                                                             ---------             -------
                                  Assets
  Current Assets:
    Cash and cash equivalents                                                 $553,813            $474,882
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $190,482 at
      June 30, 2005 and $497,192 at December 31, 2004                          117,872             101,128
    Inventories                                                                272,721             265,053
    Commission advances                                                         17,419              16,026
    Note receivable from related party, current portion                         15,517              14,778
    Other current assets                                                        24,347              25,304
                                                                            ----------          ----------

        Total current assets                                                 1,001,689             897,171
                                                                            ----------          ----------

   Property and equipment, net                                                  19,678              26,206
                                                                            ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                                  147,348             151,691
  Commission advances to related parties                                        33,420              36,253
  Note receivable to related party, net of current portion                     132,653             133,392

  Security deposits                                                             22,262              22,262
                                                                            ----------          ----------

            Total other assets                                                 335,683             343,598
                                                                            ----------          ----------

            Total Assets                                                    $1,357,050          $1,266,975
                                                                            ==========          ==========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)

                                                                                     June 30, 2005         Dec. 31, 2004
                                                                                         Unaudited               Audited
                                                                                         ---------               -------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                               $100,000              $100,000

   Accounts payable and accrued liabilities including
   $72,107 at June 30, 2005 and 473,962 at
   December 31, 2004 to related parties                                                    182,937               208,723
     Accrued income taxes                                                                   12,000                 1,180
      Loan payable                                                                         200,000                   -
                                                                                        ----------            ----------
             Total current liabilities                                                     494,937               309,903

     Long-term portion of amounts due to officer                                         2,873,765             2,858,112
                                                                                        ----------            ----------

             Total Liabilities                                                           3,368,702             3,168,015
                                                                                        ----------            ----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058
       Shares as at June 30, 2005 and December 31, 2004                                     99,051                99,051
     Additional paid-in capital                                                          2,293,272             2,293,272
     Accumulated deficit                                                                (4,401,647)           (4,291,035)
                                                                                        ----------            ----------
                                                                                        (2,009,324)           (1,898,712)
                                                                                        ----------            ----------

   Less treasury stock 1,328 shares as at June 30, 2005 and
     December 31, 2004 at cost                                                             (2,328)               (2,328)
                                                                                        ----------            ----------

             Total stockholders' equity (Deficiency)                                   (2,011,652)           (1,901,040)
                                                                                        ----------            ----------

   Total liabilities and stockholders' equity (Deficiency)                              $1,357,050            $1,266,975
                                                                                        ==========            ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                         2005                    2004
                                                                         ----                    ----

Net Sales and rentals                                                  $ 541,531               $ 543,333

Cost of sales and rentals                                                141,641                  10,713
                                                                       ---------               ---------

          Gross Margin                                                   399,890                 532,620


Operating Expenses:
  Selling, general and administrative                                    409,777                 427,914
  Interest expense (principally to related parties)                      104,414                  64,056
                                                                       ---------               ---------

          Total Operating Expenses                                       514,191                 491,970
                                                                       ---------               ---------

         Net Operating Income (Loss)                                    (114,301)                 40,650
Interest and other income                                                 16,002                  42,087
                                                                       ---------               ---------

         Income before Provision for Income Taxes                        (98,299)                 82,737
Provision for Income Taxes                                                12,313                 (31,725)
                                                                       ---------               ---------
          Net Income (Loss)                                           $ (110,612)               $114,462
                                                                     ===========              ==========

           Basic Earnings Per Share                                   $ ( 0.03)                 $   0.03
                                                                     ===========              ==========

          Weighted Average Number of Common
          Shares Outstanding                                           3,962,058               3,962,058
                                                                      ==========               =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30
                                                               2005                              2004
                                                               ----                              ----

Net Sales and rentals                                        $ 404,860                        $142,512

Cost of sales and rentals                                      100,790                          36,452
                                                             ---------                       ---------

          Gross Margin                                         304,070                         106,060

Operating Expenses:
  Selling, general and administrative                          214,677                         174,177
  Interest expense (principally to related parties)             56,561                          28,991
                                                             ---------                       ---------

          Total Operating Expenses                             271,238                         203,168
                                                             ---------                       ---------

         Net Operating Income (Loss)                            32,832                         (97,108)

Interest and other income                                        7,413                          94,550
                                                             ---------                       ---------

         Income before Provision for Income Taxes               40,245                          (2,558)
Provision for Income Taxes                                      12,313                         (80,134)
                                                             ---------                       ---------
          Net Income (Loss)                                    $27,932                         $77,576
                                                             =========                       =========
           Basic Earnings Per Share                          $    0.01                         $  0.02
                                                             ---------                       ---------

          Weighted Average Number of Common
          Shares Outstanding                                 3,962,058                       3,962,058
                                                             ---------                       ---------



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30

                                                                           2005                       2004
                                                                           ----                       ----
Cash Flows From Operating Activities:
  Net income (Loss)                                                 $ (110,612)                  $ 114,462
                                                                    -----------                  ---------

Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                           6,528                      9,018
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                     (12,401)                   (13,783)
  (Increase) Decrease in inventories                                     (7,668)                     4,589
  Decrease in commission advances                                         1,440                        683
  Decrease in notes receivable due from officer                              -                       4,074
  Increase (Decrease) in other assets                                       957                     (1,211)
 (Decrease) in accounts payable and
    accrued liabilities                                                 (25,786)                  (101,191)
  Increase in income taxes                                               10,820                     58,800
  Increase in loans payable                                             200,000                         -
                                                                    -----------                  ---------

         Total adjustments                                              173,890                    (39,021)
                                                                    -----------                  ---------

Net cash provided by operating activities                                63,278                     75,441
                                                                    -----------                  ---------

Net cash (used in) investing activities:
          Capital expenditures                                             -                        (4,757)
                                                                    -----------                  ---------

Net cash (used in) investing activities:                                   -                        (4,757)
                                                                    -----------                    -------



                                    See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


Financing activities:
(Decrease) Increase in long term portion amounts
     Due to officer                                            15,653                        (19,055)
                                                             --------                       --------
Net cash provided (used by)
     Financing activities                                      15,653                        (19,055)
                                                             --------                       --------

Net Increase in cash
      and cash equivalents                                     78,931                         51,629
                                                             --------                       --------
Cash and cash equivalents -
  Beginning of Period                                         474,882                        621,799
                                                             --------                       --------
Cash and cash equivalents -
  End of Period                                              $553,813                       $673,428
                                                             ========                       ========















                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 2005 and the related statements of income and cash flows for the six months ended June 30, 2005 and June 30, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2005 and June 30, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2004. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of June 30, 2005 and December 31, 2004 consisted of the following:
                                                June 30      December. 31
                                                -------      ------------
                                                 2005            2004
                                                 ----            ----

Parts, components and subassemblies           $ 186,996       $ 110,749
Finished goods                                   85,725         154,304
                                              ---------       ---------
          Total Inventories                   $ 272,721       $ 265,053
                                              =========       =========

                        DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
            For the Six Months Ended June 30, 2005 and June 30, 2004


Results of Operations

         Net sales and rentals for the current six months decreased by $1,802 to $541,531 from last year's comparable six month period of $543,333. This was due primarily to a reduction in machine rentals.

         Operating expenses for the current six months decreased by $18,137 to 409,777 from last year's comparable six months period of $427,914. This was due to a reduction of various expenses.

Liquidity and Capital Resources

         As of June 30 2005 the Company had working capital of $506,752 and a current ratio of 2.02 to 1. This represents a decrease in working capital since December 31, 2004 of $ 80,516.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
            For the Six months Ended June 30, 2005 and June 30, 2004

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

Item 2.  Changes in Securities
-----------------------------
None


Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5.  Other Information
--------------------------
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)      Exhibits Filed:  None

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



                                            DIAPULSE CORPORATION OF AMERICA
                                            -------------------------------

                                                      Registrant



                                            By /s/ Jesse Ross
                                              --------------------------------
                                               Jesse Ross, President

                                            Date: August 12, 2005