Form 10QSB
period 2005-09-30
DIAPULSE CORP OF AMERICA
filed 2005-11-15
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2005

                         DIAPULSE CORPORATION OF AMERICA
              ----------------------------------------------------
             (Exact Name of registrant as specified on its charter)

             Delaware                                    13-5671991
    -------------------------------                   ----------------
   (State or other jurisdiction of)                   (I.R.S. Employer
    incorporation of organization                   Identification Number)

     321 East Shore Road
     Great Neck, New York                                  11023
------------------------------                           ----------
(Address of principal offices)                           (Zip Code)

Registrant's telephone number,
including area code                                  516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X          No
                                  -----          -----

As of September 30, 2005 there were 3,962,058 shares of common stock outstanding.



Transitional Small Business Disclosure Format:

Yes [ ]    No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      September 30, 2005                                   3 -4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Nine Months ended September 30, 2005                    5

                      Three Months ended September 30, 2005                   6

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Nine Months ended September 30, 2005                7 - 8

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                 9

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                   10


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------
       ITEM 1.  LEGAL PROCEEDINGS                                            11

       ITEM 2.  CHANGES IN SECURITIES                                        12

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              12

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

       ITEM 5.  OTHER INFORMATION                                            12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             12

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER


SIGNATURES
--------------------------------------------------------------------------------
       SIGNATURE PAGE                                                        13


                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS



                                                                                       Sept.30, 2005      Dec.31, 2004
                                                                                         Unaudited           Audited
                                  Assets                                                 ---------           --------
                                  ------
  Current Assets:
    Cash and cash equivalents                                                             $314,354            $474,882
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $182,743 at
      September 30, 2005 and $497,192 at December 31, 2004                                 229,721             101,128
    Inventories                                                                            291,282             265,053
    Commission advances                                                                     26,774              16,026
    Note receivable from related party, current portion                                     15,517              14,778
    Other current assets                                                                    29,675              25,304
                                                                                        ----------          ----------

        Total current assets                                                               907,323             897,171
                                                                                        ----------          ----------

  Property and equipment, net                                                               17,822              26,206
                                                                                        ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                                              195,689             151,691
  Commission advances to related parties                                                    33,420              36,253
  Note receivable from related party, net of current portion                               132,653             133,392
  Security deposits                                                                         25,162              22,262
                                                                                        ----------          ----------

            Total other assets                                                             386,924             343,598
                                                                                        ----------          ----------

            Total Assets                                                                $1,312,069          $1,266,975
                                                                                        ==========          ==========




                        See Notes to Financial Statements


                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)



                                                                              Sept.30, 2005      Dec.31, 2004
                                                                                Unaudited           Audited
                                                                                ---------           --------
   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                      $100,000              $100,000

   Accounts payable and accrued liabilities including
   $70,232 at September 30, 2005 and $73,962 at
   December 31, 2004 to related parties                                           184,403               208,723
   Accrued income taxes                                                            57,450                 1,180
   Loan payable                                                                    40,000                   _
                                                                               ----------            ----------
             Total current liabilities                                            381,853               309,903

     Long-term portion of amounts due to officer                                2,939,712             2,858,112
                                                                               ----------            ----------

             Total Liabilities                                                  3,321,565             3,168,015
                                                                               ----------            ----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058 shares
       as at September 30, 2005 and December 31, 2004                              99,051                99,051
     Additional paid-in capital                                                 2,293,272             2,293,272
     Accumulated deficit                                                       (4,399,491)           (4,291,035)
                                                                               ----------            ----------
                                                                               (2,007,168)          (1,898,712)
                                                                               ----------            ----------

   Less treasury stock 1,328 shares as at September 30, 2005 and
   December 31, 2004 at cost                                                       (2,328)               (2,328)
                                                                               ----------            ----------

             Total stockholders' equity (Deficiency)                           (2,009,496)           (1,901,040)
                                                                               ----------            ----------

   Total liabilities and stockholders' equity (Deficiency)                     $1,312,069            $1,266,975
                                                                               ==========            ==========


                        See Notes to Financial Statements


                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                     -------------
                                                                        2005                                2004
                                                                        ----                                ----
Net Sales and rentals                                                $   953,969                         $ 795,000

Cost of sales and rentals                                                216,233                           150,520
                                                                      ----------                         ---------

          Gross Margin                                                   737,736                           644,480


Operating Expenses:
  Selling, general and administrative                                    656,801                           611,622
  Interest expense (principally to related parties)                      161,429                           103,118
                                                                      ----------                         ---------

          Total Operating Expenses                                       818,230                           714,740
                                                                      ----------                         ---------

         Net Operating (Loss)                                           (80,494)                           (70,260)
Interest and other income                                                 29,771                            50,844
                                                                      ----------                         ---------

         Loss before Provision for Income Taxes                          (50,723)                          (19,416)
Provision for Income Taxes                                                57,733                           (34,350)
                                                                      ----------                         ---------
          Net Income (Loss)                                          $  (108,456)                       $   14,934
                                                                     ===========                        ==========

           Basic Earnings (Loss) Per Share                           $     (0.03)                       $        -
                                                                     ===========                        ==========

          Weighted Average Number of Common
          Shares Outstanding                                           3,962,058                         3,962,058
                                                                     ===========                        ==========



                        See Notes to Financial Statements



                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                                     ------------
                                                                       2005                               2004
                                                                      ------                             ------

Net Sales and rentals                                                  $ 412,438                         $251,667

Cost of sales and rentals                                                 74,592                           59,807
                                                                       ---------                        ---------

          Gross Margin                                                   337,846                          191,860

Operating Expenses:
  Selling, general and administrative                                    247,024                          263,708
  Interest expense (principally to related parties)                       57,015                           39,062
                                                                       ---------                        ---------

          Total Operating Expenses                                       304,039                          302,770

         Net Operating Income (Loss)                                      33,807                         (110,910)

Interest and other income                                                 13,769                            8,757
                                                                       ---------                        ---------

      Income (loss) before Provision for Income Taxes                     47,576                         (102,153)
Provision for Income Taxes                                                45,420                           (2,625)
                                                                       ---------                        ---------
          Net Income (Loss)                                               $2,156                        $ (99,528)
                                                                       =========                        =========
           Basic Earnings Per Share                                    $     -                          $   (0.03)
                                                                       ---------                        ---------
          Weighted Average Number of Common
          Shares Outstanding                                           3,962,058                        3,962,058
                                                                       =========                        =========


                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                               ------------
                                                                                     2005                          2004
                                                                                     ----                          ----
Cash Flows From Operating Activities:
  Net income (Loss)                                                              $ (108,456)                    $ 14,934
                                                                                 ----------                     --------
Adjustments to reconcile net income to net cash Provided by operating activities:
  Depreciation and amortization                                                       9,882                       13,781
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                (172,591)                    (111,946)
  (Increase) in inventories                                                         (26,229)                     (38,176)
  (Increase) in commission advances                                                  (7,915)                      (1,743)
  (Increase) in notes receivable due from officer                                         -                       (6,110)
  (Increase) in other assets                                                         (7,271)                      (5,869)
 (Decrease) in accounts payable and
    accrued liabilities                                                             (24,320)                     (79,615)
  Increase in income taxes                                                           56,270                       55,150
  Increase in loans payable                                                          40,000                           -
                                                                                 ----------                     --------

         Total adjustments                                                         (132,174)                    (174,528)
                                                                                 ----------                     --------

Net cash (used) by operating activities                                            (240,630)                    (159,594)
                                                                                 ----------                     --------

Net cash (used in) investing activities:
          Capital expenditures                                                       (1,498)                      (9,851)
                                                                                 ----------                     --------

Net cash (used in) investing activities:                                             (1,498)                      (9,851)
                                                                                 ----------                     --------




                        See Notes to Financial Statements



                         DIAPULSE CORPORTION OF AMERICA
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

Financing activities: Increase in long term portion amounts
     Due to officer                                                  81,600                27,711
                                                                   --------              --------
Net cash provided by
     Financing activities                                            81,600                27,711
                                                                   --------              --------

Net (Decrease) in cash
      and cash equivalents                                         (160,528)             (141,734)
                                                                   --------              --------
Cash and cash equivalents -
  Beginning of Period                                               474,882               621,799
                                                                   --------              --------
Cash and cash equivalents -
  End of Period                                                    $314,354              $480,065
                                                                 ==========            ==========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of September 30, 2005 and the related statements of income and cash flows for the nine months ended September 30, 2005 and September 30, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2005 and September 30, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2004. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of September 30, 2005 and December 31, 2004 consisted of the following:
                                         September 30              December. 31
                                         ------------              ------------
                                             2005                      2004
                                             ----                      ----
Parts, components and subassemblies        $ 229,635                $ 110,749
Finished goods                                61,647                  154,304
                                           ---------                ---------
          Total Inventories                $ 291,282                $ 265,053
                                           =========                =========

                         DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
       For the Nine Months Ended September 30, 2005 and September 30, 2004


Results of Operations

         Net sales and rentals for the current nine months increased by $158,969 to $953,969 from last year's comparable nine month period of $795,000. This was due primarily to an increase in machine sales.

         Operating expenses for the current nine months increased by $45,179 to $656,801 from last year's comparable nine months period of $611,622. This was due to an increase in various expenses.

Liquidity and Capital Resources

         As of September 30, 2005 the Company had working capital of $525,470 and a current ratio of 2.38 to 1. This represents a decrease in working capital since December 31, 2004 of $61,798.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
      For the Nine months Ended September 30, 2005 and September 30, 2004

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



                                         DIAPULSE CORPORATION OF AMERICA
                                         --------------------------------
                                                   Registrant



                                         By /s/ Jesse Ross
                                           ------------------------------
                                                Jesse Ross, President
                                           Date: November 14, 2005