Form 10KSB
period 2005-12-31
DIAPULSE CORP OF AMERICA
filed 2006-04-03
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 2005
                          Commission files number 132-3
--------------------------------------------------------------------------------

                         DIAPULSE CORPORATION OF AMERICA
             (Exact name of registrant as specified on its charter)

          Delaware                                          13-5671991
-------------------------------                      --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation of organization                           Identification number)


     321 East Shore Road
     Great Neck, New York                                      11023
-------------------------------                      --------------------------
(Address of principal offices)                               (Zip Code)


Registrant's telephone number
including area code                                       (516)-466-3030
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X}

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2006 as reported by an independent market maker: $4,754,470

Number of shares outstanding of each of the registrant class of common stock as of March 31,2006: 3,962,058.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                         DIAPULSE CORPORATION OF AMERICA
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS
                                     PART I.

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

Item 12.          Certain Relationships and Related Transactions

                                    PART IV.

Item 13.          Exhibits, Financial Statements, and Reports on Form 8-K

Item 14.          Principal accountant fees and services


Signatures
   Financial Statements

                                     PART I
ITEM 1.           BUSINESS

                  Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. A number of insurance companies reimburse for treatment. The Registrant has not significantly varied the product or its service rendered since the date of its Annual Report on Form 10KSB for the year ended December 31, 2005.

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. During 2005 and 2004, approximately 21 % and 47 %, respectively, of revenue was from rentals to patients covered through Medicare (See Note 2).

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

                  Patents - The Registrant has patents whose rights thereunder expired in 1999. New patents (patents pending) have been applied for and issued in 1998, 1999, 2000, 2001, 2002, 2003,
                  2004 and 2005.

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

ITEM 2.           PROPERTIES

                  The Registrant has operating leases for real estate through December 31, 2006. Minimum rental payments are $140,309 for 2006.

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


                                     PART II

 ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS' MATTERS

                  The Registrant's common stock has been traded on the NASDAQ over-the-counter market, under the symbol DIAC. The bid and asked closing sales prices are listed below.

                                       Quarter Ended

                        2005                              2004
       -----------------------------------   ---------------------------------
        3/31     6/30     9/30     12/31     3/31      6/30      9/30    12/31
        ----     ----     ----     -----     ----      ----      ----    -----
Bid:    $1.50   $1.20    $1.20      $.90    $1.25     $1.25     $1.50    $1.75


                  As of December 31, 2005, there were approximately 1,328 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 2005, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline.

                  Diapulse Corporation of America (OTC-DIAC) announced that the Center for Medicare and Medicaid (CMS) granted approval for coverage of the Diapulse(R) Wound Treatment System(TM) in decision memorandum issued December 22, 2003 with an effective date of July 1, 2004 This permits payment to hospitals, nursing homes, physicians and physical therapists for patients who have Stage III and Stage IV pressure ulcers, arterial ulcers, diabetic ulcers and venous stasis.

                  Net Revenues - During the year ended December 31, 2005 revenues decreased by $47,588, or 4 % as compared to the year ended December 31, 2004. This decrease was due to a decision by the Company to suspend new billings on Medicare home treatment for wounds due to a decision by Medicare not to honor new in-home Medicare accounts effective April 1, 2003. The company has requested reconsideration and is awaiting decision by CMS.

                  Cost of Sales - During the year ended December 31, 2005, cost of sales increased by $238,201 as compared to the year ended December 31, 2004 due primarily to an increase in the sales of machines.

                  Operating Expenses - Operating expenses, exclusive of interest, decreased by $301,385 in 2005 as compared with 2004 due to a reduction in salaries and commissions.

                  Interest Expense - Interest expense from 2004 to 2005 increased by $79,233 due to an increase in borrowing and pay off of long-term debts.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                         LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2005, the Registrant had working capital of $374,716. Working capital as of December 31, 2004 was $587,268

                  The Registrant considers, and currently uses for internal management purposes, a number of measures of liquidity. The Company is expanding its distribution network to facilitate the movement of its parts, components, sub-assemblies and finished goods inventory to generate revenues. Also the president of the Company has periodically made loans to the Company and has been reimbursed. .These measures include working capital and operating ratios, all of which are set forth below.

                             WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                          December 31,             December 31,
                                          2005                     2004
                                          ------------             ------------
                  Working Capital          $374,716                 $587,268
                  Current ratio            1.6 to 1                 2.9 to 1
                  Quick ratio              .93 to 1                1.86 to 1

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F17 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

ITEM 8A.          CONTROLS AND PROCEDURES

                  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedure as of December 31, 2005, are effective in timely alerting to material information relating to the company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly effect these controls.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and key employees of the Company as of March 31, 2006 were as follows:

                  Name                  Age          Title
                  ----                  ---          -----
                  Jesse Ross            84           President, Director and
                                                     Chairman of the Board

                  David M. Ross         58           Director

                  Howard Mann           70           Director

                  Jesse Ross has been actively engaged in the business of the Registrant and has been its President since its incorporation. He has devoted his full time services to the business of the Registrant since 1957.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. Mr. Ross was an independent sales representative and consultant and is now a full-time employee.

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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2005, all of its executive officers and directors complied with the requirements of Section 16(a).


ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 2005, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2005. For the year ending December 31, 2005 the President deferred $100,000 of salary.



                                                                          Long Term
                                                                       Compensation Award
                                                           Other           Securities
     Name and                                              Annual      Underlying Options     All Other
   Principal Position       Year   Salary($)  Bonus ($) Compensation          (#)           Compensation($)
-----------------------------------------------------------------------------------------------------------
Jesse Ross , President,     2005     0          0             -                0                 0
Director and                2004     0          0             -                0                 0
Chairman of the Board       2003     0          0             -                0                 0


                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information concerning option exercises and option holdings for the fiscal year 2005 with respect to each of the named executive officers. No named executive officer exercised any options during such year.

                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES




                                                      Number of Securities       Value of unexercised
                                                     Underlying Unexercised      In-the-money Options
                                                     Options at Fiscal Year      At Fiscal Year End ($)
               Shares Acquired                               End (#)                  Exercisable/
     Name      On Exercise (#)   Value Realized ($)  Exercisable/Unexercisable       Unexercisable
--------------------------------------------------------------------------------------------------------
  Jesse Ross         0                 ---           __0___exercisable/          $___0___exercisable/
                                                     __0___unexercisable         $___0___unexercisable



                Compensation pursuant to plans - The Registrant has no pension, retirement, stock or any other form of deferred compensation plans.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Security ownership of certain beneficial owners - No individual or group outside of management is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock.

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 2005.

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

                  As of December 31, 2005, the accumulated advance commission to this individual was $36,253. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  As of December 31, 2005, the amount of $69,492 has been owed to an individual for outstanding salaries. This individual, who is related to the president of the Company, has incurred interest of $5,103 during 2005.

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

                  During the year ended December 31, 2005, the Company did not file any Form 8-K.

                  Financial Statements - The financial statements commence at page F1 and are filed as part of this annual report on Form 10KSB.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  AUDIT FEES

                  The aggregate fees billed by Granick & Gendler, CPAs for professional services rendered for the audits of the company's annual financial statements on Form 10KSB and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2005 were approximately $41,045, and for the year ended December 31, 2004 were approximately $38,000.

                  AUDIT RELATED FEES

                  There were no audit related fees by the principal accountants for the years ended December 31, 2005 and 2004.

                  TAX FEES

                  The fees billed by our audit firm for the preparation of our Corporate tax return for the year ended December 31, 2005, were $1,500 and for the year ended December 31, 2004 were $1,750.

                  ALL OTHER FEES

                  There were no other fees for professional services rendered by the Company's independent auditors for the fiscal year ending December 31, 2005 and 2004.

                  The audit committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The audit Committee pre-approved all non-audit services to be performed by the auditor.

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



                                        DIAPULSE CORPORATION OF AMERICA
                                        --------------------------------
                                                Registrant



                                        By:  /s/ Jesse Ross
                                             ----------------------------------
                                             Jesse Ross - President

Date:  March 31, 2006

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Name and Capacity                              Date
-----------------                              ----

/s/ Jesse Ross                                 March 31, 2006
--------------                                 --------------
Name:  Jesse Ross
Title: President, Director and
       Chairman of the Board


                         ---------------------------

A copy of the Diapulse Corporation of America code of Professional Ethics can be obtained upon request from the company free of charge.

                                     PART II

                         DIAPULSE CORPORATION OF AMERICA

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



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


Financial statements:

             Balance sheets                                           F-3 - F-4

             Statements of operations                                    F-5

             Statements of stockholders' equity (deficiency)             F-6

             Statements of cash flows                                 F-7 - F-8

             Notes to financial statements                            F-9 - F-17

Granick & Gendler
CERTIFIED PUBLIC ACCOUNTANTS
                ----------------------------------------------------------------
                                                            60 EAST 42ND STREET
                                                            NEW YORK, NY 10165
                                                            (212) 697-1075


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheets of Diapulse Corporation of America as of December 31, 2005 and the related statements of operations, stockholders' deficiency and cash flows for each of the two-year periods ended December 31,2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2005 and the results of its operations and its cash flows for each of the two-year periods ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



                                                    GRANICK & GENDLER
                                                    Certified Public Accountants



New York, New York
March 23, 2006

                         DIAPULSE CORPORATION OF AMERICA

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2005


                                     ASSETS



Current assets:
            Cash and cash equivalents                                           $      479,794
            Current portion of accounts receivable, net of
               allowance for doubtful accounts of $206,500                             120,333
            Inventory                                                                  360,824
            Commission advance                                                          27,278
            Other current assets                                                        30,839
                                                                                --------------

                             Total current assets                                    1,019,068

Property and equipment, net                                                             14,330
                                                                                --------------

Other assets:
            Accounts receivable, net of current portion                               144,650
            Commission advances to related parties                                      36,253
            Security deposits                                                           26,053
                                                                                --------------

                             Total other assets                                        206,956
                                                                                --------------

                             Total assets                                       $    1,240,354
                                                                                ==============







   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             AS OF DECEMBER 31, 2005

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



Current liabilities:
            Current portion of notes payable to officer/ stockholder            $         210,737
            Accounts payable and accrued liabilities
                     Including $76,863 to related parties                                 232,559
            Accrued income tax and related interest                                         1,005
            Loans payable                                                                 200,051
                                                                                   --------------
                     Total current liabilities                                            644,352

Long-term portion of notes payable to officers/stockholders                             2,861,562
                                                                                   --------------

                     Total liabilities                                                  3,505,914
                                                                                   --------------

Commitments

Stockholders' deficiency
            Common stock, $.025 par value per share
                     authorized 15,000,000 shares, issued
                     3,962,058 shares
                                                                                           99,051
            Additional paid-in capital                                                  2,293,272
            Accumulated deficit                                                        (4,655,555)
                                                                                   --------------
                                                                                       (2,263,232)

    Less treasury stock, 1,328 shares at cost                                              (2,328)
                                                                                   --------------

                     Total stockholders' deficiency                                    (2,265,560)
                                                                                   --------------


                     Total liabilities and stockholders' deficiency              $      1,240,354
                                                                                   ==============






   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                         2005                   2004
                                                                                         ----                   ----
Revenue
Rental income                                                                    $         477,381         $      679,630
Sales of machinery                                                                         573,575                418,914
                                                                                    ---------------         --------------
            Total revenue                                                                1,050,956              1,098,544

Cost of sales and rentals                                                                  270,428                 32,227
                                                                                    ---------------         --------------

             Gross margin                                                                  780,528              1,066,317
                                                                                    ---------------         --------------

Operating expenses:
             Selling, general and administrative                                           882,788              1,203,395
             Provision for doubtful accounts                                                74,931                134,942
             Interest expense (principally to related parties)                             224,707                145,474
                                                                                    ---------------

                     Total operating expenses                                            1,182,426              1,483,811
                                                                                    ---------------         --------------

Loss from operations                                                                       401,898                417,494
Interest and other income                                                                   39,113                208,512
                                                                                    ---------------         --------------

Loss before income taxes                                                                   362,785                208,982
Income taxes (benefit)                                                                       1,735               (100,898)
                                                                                    ---------------         --------------

Net  loss                                                                        $         364,520       $        108,084
                                                                                    ===============         ==============

Basic and diluted loss per share                                                 $          (0.09)       $         (0.03)
                                                                                    ===============         ==============

Weighted average number of common shares
        Outstanding                                                                      3,960,730              3,960,730
                                                                                    ===============         ==============







   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                      FOR THE YEAR ENDED DECEMBER 31, 2005





                                Common Stock       Additional                                           Total
                                   Issued           Paid-In-    Accumulated   Treasury     Stock    Stockholders'
                            Shares       Amounts    Capital       Deficit      Shares     Amounts     Deficiency
                           ---------     -------   ----------    -----------     -----      -------   -----------
Balance, January 1, 2004   3,962,058     $99,051   $2,293,272    (4,182,951)     1,328      ($2,328)  ($1,792,956)
Net (loss)                                                        (108,084)                            (108,084)
                           ---------     -------   ----------    -----------     -----      -------   -----------

Balance, December 31, 2004 3,962,058     $99,051   $2,293,272    (4,291,035)     1,328      ($2,328)  ($1,901,040)

  Net (loss)                                                       (364,520)                             (364,520)

                           ---------     -------   ----------    -----------     -----      -------   -----------

Balance, December 31, 2005 3,962,058     $99,051   $2,293,272    (4,655,555)     1,328      ($2,328)  ($2,265,560)
                           ---------     -------   ----------    -----------     -----      -------   -----------






   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                    2005                    2004
                                                                                    ----                    ----

   Operating activities:
         Net  Loss                                                           $        (364,520)       $       (108,084)
                                                                                --------------         ---------------

   Adjustments to reconcile net (loss) to net cash Provided by (used in)
         operating activities:
         Depreciation                                                                   13,374                  28,166
         Provision for losses on accounts receivable                                   206,500                 497,192
         Deferred salaries and accrued interest to officer                           1,246,326                 944,945

         Changes in assets and liabilities:
             Accounts receivable                                                      (218,664)               (532,624)
             Note receivable                                                           148,170                  14,778
             Inventories                                                               (95,771)                (70,202)
             Commission advances                                                       (11,252)                 (6,888)
             Other current assets                                                       (5,535)                (19,547)
             Security deposits                                                          (3,791)                   (421)
             Accounts payable and accrued liabilities                                 (908,920)               (791,975)
                                                                                --------------         ---------------

             Total adjustments                                                         370,437                  63,424

         Net cash provided by (used in) operating activities                             5,917                 (44,660)
                                                                                --------------         ---------------

   Net cash (used in) investing activities
              Capital expenditures                                                      (1,498)                 (9,850)
                                                                                --------------         ---------------

           Net cash (used in) investing activities                                      (1,498)                 (9,850)
                                                                                --------------         ---------------





                                   (Continued)
   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                              2005                    2004
                                                                              ----                    ----

Financing activities:
          Loans from officers                                                     110,737                 100,000
          Repayments of loans  to officers                                       (310,295)               (192,407)
          Loan from Bank                                                          200,051                     -
                                                                         ----------------       -----------------

          Net cash provided by (used in)  financing activities                        493                 (92,407)
                                                                         ----------------       -----------------
          Net increase (decrease) in cash                                           4,912                (146,917)

          Cash and cash equivalents, beginning of year                            474,882                 621,799
                                                                         ----------------       -----------------

          Cash and cash equivalents, end of year                        $         479,794     $           474,882
                                                                         ================       =================



Cash paid during the years for:
           Interest                                                     $          31,816     $            28,712
                                                                                    1,694                   2,984
                                                                         ----------------       -----------------




   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OFAMERICA

                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the years 2005 and 2004 there were no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. During 2005 and 2004, approximately 21% and 47%, respectively, of revenue were from rentals to patients covered through Medicare (see Note 2). In 2005 and 2004 there were no major customers. The Company does not require collateral for its accounts receivable.

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

         (Loss) Per Share

         The Company adopted SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, the Company is required to present both basic net loss per share and diluted net loss per share in the financial statements for all periods presented. However, the Company did not present the diluted net loss per share since all options outstanding were anti-dilutive and not considered.

         The Company uses SFAS No. 128, "Earnings Per Share" ("EPS"). (Loss) per share is computed by dividing the (loss) by the weighted average number of common shares outstanding during the period.

         1 Description of Business and Summary of Significant Accounting olicies (continued)


                                                       For The Year Ended 2004
                                                       -----------------------
                                            (Loss)               Shares               Per-Share
                                         (Numerator)         (Denominator)              Amount
         (Loss) Per Share            $     (108,084)              3,960,730          $      (0.03)
                                     -------------------------------------------------------------

                                                        For The Year Ended 2005
                                                        -----------------------
                                            (Loss)                Shares               Per-Share
                                          (Numerator)          Denominator)              Amount
         (Loss) Per Share            $     (364.520)              3,960,730          $      (0.09)
                                     --------------------------------------------------------------

         All options outstanding during 2005 and 2004 were anti-dilutive and therefore not considered in the above computation.

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

         The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The full adoption of SFAS 123R will have no material impact on the financial statements.

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

         New Authoritative Pronouncements

         The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

2.       Accounts Receivable

         Accounts receivable as of December 31, 2005, are summarized as follows:


         Gross receivables - Medicare                      $        354,120
         Gross receivables - Other                                  117,363
         Less allowance for doubtful accounts                      (206,500)
                                                            ---------------
         Net receivables                                   $        264,983
                                                            ===============

         Current portion of accounts receivable                     120,333
         Accounts receivable, net of current portion                144,650
                                                            ---------------
                                                           $        264,983
                                                            ===============

         The Company evaluates the accounts receivable by reviewing historic percentages of collections against billings. The historic percentage is used to determine the allowance for uncollectible accounts. When an account is deemed uncollectible, it is charged against the allowance. Additions to the allowance are charged against operations.


3         Inventories

         The components of inventories as of December 31, 2005 are summarized as follows:



         Parts, components and sub-assemblies                 $    307,750
         Finished goods                                             53,074
                                                               -----------
                                                              $    360,824
                                                               ===========

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

5        Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2005 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

6        Related Party Transactions

         Due to officer, (President) stockholder at December 31, 2005 are as follows:

         Current Portion
                Salaries                                  $      100,000

                Notes payable-due on demand                      110,737
                                                           --------------
                                                                 210,737

         Long term portion of notes payable               $    2,861,299
                                                           --------------

         Total                                            $    3,072,299
                                                           ==============

         These notes bear interest at a rate of prime plus 1%. The non current portion of these notes become due on January 2, 2007.

         The total interest charged to operations was $213,744 for 2005 and $148,654 for 2004

         Accounts payable and accrued liabilities as of December 31, 2005 included $76,863 (see Note 8), representing unpaid salaries and interest thereon to an individual related to the President of the Company. Interest incurred on the debt to this individual during 2005 was $5,103.

  7      Property and Equipment

         Property and equipment, at cost, as of December 31, 2005 consisted of the following:



         Rental equipment                                 $           51,280
         Autos                                                        73,297
         Furniture and fixtures                                       58,262
         Machinery and equipment                                      10,019
         Office equipment                                             25,012
         Computer equipment                                           22,589
                                                             ---------------

            Total property and equipment                             240,459

         Less accumulated depreciation                               226,129
                                                             ---------------
                                                          $           14,330
                                                             ===============

           The above schedule reflects the retirement of obsolete assets.


8        Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities at December 31, 2005.


         Accrued expenses and interest to related
                     party (see Note 6)                   $           76,863
         Accounts payable and other accrued liabilities              155,696
                                                              --------------
                                                          $          232,559
                                                              ==============

9        Commitments

         The Company has operating leases for real estate through December 31, 2006. Minimum payments under the terms of these leases are listed below.

         Rent expense for the years ended December 31, 2005 and 2004 were $140,719 and $131,070, respectively.

              Minimum rental payments are as follows:
              Year Ending
              December 31, 2006                              $     141,309
                                                              ------------
              Total commitment                               $     141,309
                                                              ============

10       Income taxes

         The annual provision (benefit) for income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

                                          2005                   2004
                                          ----                   ----
         Federal
                 Current           $             0          $       (91,484)
                 Deferred                    1,215                   (6,553)

         State
                 Current                         0                      (52)
                 Deferred                      520)                  (2,809)
                                   ---------------          ---------------
                                   $         1,735          $      (100,898)
                                   ===============          ===============

         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                     2005             2004
                                                     ----             ----
          Expected tax (benefit) including
            the effect of State taxes          $       (85,128) $      (167,866)
          Deferred interest to officer                  56,863           36,968
          Deferred salary payable to officer            30,000           30,000
                                               ---------------  ---------------
                                               $         1,735  $      (100,898)
                                               ===============  ===============

         Deferred tax assets at December 31, 2005, consisted of the following:


                Deferred tax assets:
                          Accrued salaries                 $       270,000
                          Accrued interest                         303,420

                                                            --------------
                Gross deferred tax assets                          573,420
                                                            --------------

                Deferred tax assets valuation allowance           (573,420)
                                                            --------------
                                                           $            0
                                                            ==============

         The Company has a Federal net operating loss carry forward of approximately $11,000 that expires in 2025.

         The Company has provided a valuation allowance of 100% of the deferred tax assets based on the uncertainty of realizing such benefit in the future.

11       Bank Line of Credit

         The Company has a line of credit with Bank of America for $200,000 for which the Company owes the full amount with interest of 1% above prime. The President of the Company has guaranteed the line and has agreed to subordinate a portion of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company.


12       Advertising and Promotions

         Advertising and promotion expenses were approximately $ 3,497 and $17,298 in 2005 and 2004, respectively. Such costs are expensed as incurred.

13       Stock Options

         On March 27, 1997 the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the exercise price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.65 per share from March 27, 1998 for the balance of the term of the option. The expiration date of the option is March 27, 2008.

         On March 29, 1997, in connection with the sale of equipment, the Company entered into an equipment purchase and stock agreement ("the agreement") with an independent sales representative whereby the Company sold $1,125,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company's common stock at $1.00 per share, and 100,000 shares at $1.50 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days at a price of $5.00 per share for 100,000 shares, and $6.00 per share for the next 100,000 shares. The options lapse if they are not exercised before the expiration of 120 days after the above prices are maintained for 30 days.

14       Litigation

         The Company was involved as plaintiff in litigation filed in August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York Law and under Federal Law. The complainant demanded damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgment for the balance. The agreement also provided for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company attempted to enforce the judgment but was not aware of any assets owned by the judgment debtor.

                         DIAPULSE CORPORATION OFAMERICA

                     YEARS ENDED DECEMBER 31, 2005 AND 2004



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



                                        DIAPULSE CORPORATION OF AMERICA
                                                Registrant



                                        By:  /s/ Jesse Ross
                                             ----------------------------------
                                             Jesse Ross - President

         Date: March 31, 2006


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                    Date
         ----------------------                              --------
                                                             March 31, 2006
         /s/ Jesse Ross
         -------------------------------------------
         Name:    Jesse Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                       Accounting Officer)