Form 10QSB
period 2006-03-31
DIAPULSE CORP OF AMERICA
filed 2006-05-11
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2006
                         DIAPULSE CORPORATION OF AMERICA
             (Exact Name of registrant as specified on its charter)

         Delaware                                           13-5671991
--------------------------------                        -----------------
(State or other jurisdiction of)                        (I.R.S. Employer
incorporation of organization                         Identification Number)

   321 East Shore Road
   Great Neck, New York                                       11023
------------------------------                              ----------
(Address of principal offices)                              (Zip Code)

Registrant's telephone number,
including area code                                       516-466-3030
                                                          -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ----

As of March 31, 2006 there were 3,960,730 shares of common stock outstanding.

                                    -------

Transitional Small Business Disclosure Format:

Yes [   ]  No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION
------------------------------------------------------------------------------

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      March 31, 2006                                      3- 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Three Months ended March 31, 2006                      5

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Three Months ended March 31, 2006                  6 - 7

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                   9


PART II.  OTHER INFORMATION
------------------------------------------------------------------------------

       ITEM 1.  LEGAL PROCEEDINGS                                           10

       ITEM 2.  CHANGES IN SECURITIES                                       11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

       ITEM 5.  OTHER INFORMATION                                           11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                12-14


SIGNATURES
------------------------------------------------------------------------------
       SIGNATURE PAGE                                                       15

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                                    March 31, 2006       Dec. 31, 2005
                                                                                         Unaudited             Audited
                                                                                         ----------          ----------
                                 Assets
  Current Assets:
    Cash and cash equivalents                                                             $467,003            $479,794
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $204,921 at
      March 31, 2006 and $206,500 at December 31, 2005                                     109,575             120,333
    Inventories                                                                            370,183             360,824
    Commission advances                                                                     34,212              27,278
    Other current assets                                                                    31,511              30,839
                                                                                        ----------          ----------

        Total current assets                                                             1,012,484           1,019,068
                                                                                        ----------          ----------

   Property and equipment, net                                                              12,299              14,330
                                                                                        ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                                              145,104             144,650
  Commission advances to related parties                                                    36,253              36,253
  Security deposits                                                                         26,053              26,053
                                                                                        ----------          ----------

            Total other assets                                                             207,410             206,956
                                                                                        ----------          ----------

            Total Assets                                                                $1,232,193          $1,240,354
                                                                                        ==========          ==========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                   Liabilities and Stockholder's (Deficiency)



                                                                                    March 31, 2006         Dec. 31, 2005
                                                                                         Unaudited               Audited
                                                                                        ----------            ----------

   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                               $100,000              $210,737
   Accounts payable and accrued liabilities including
   $69,610 at March 31, 2006 and $76,863 at
   December 31, 2005 to related parties                                                    162,410               232,559
   Accrued income taxes                                                                     35,955                 1,005
   Loan payable                                                                            200,000               200,051
                                                                                        ----------            ----------
             Total current liabilities                                                     498,365               644,352

     Long-term portion of amounts due to officer                                         2,934,891             2,861,562
                                                                                        ----------            ----------
             Total Liabilities                                                           3,433,256             3,505,914
                                                                                        ----------            ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058 shares
       as at March 31, 2006 and December 31, 2005                                           99,051                99,051
     Additional paid-in capital                                                                                2,293,272
                                                                                         2,293,272
     Accumulated deficit                                                                (4,591,058)           (4,655,555)
                                                                                        ----------            ----------
                                                                                        (2,198,735)           (2,263,232)
                                                                                        ----------            ----------

   Less treasury stock 1,328 shares at cost                                                 (2,328)               (2,328)
                                                                                        ----------            ----------

             Total stockholders' (Deficiency)                                           (2,201,063)           (2,265,560)
                                                                                        ----------            ----------

   Total liabilities and stockholders' (Deficiency)                                     $1,232,193            $1,240,354
                                                                                        ==========            ==========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                       ---------------------------------------
                                                                          2006                         2005
                                                                       ---------                     ---------

Net Sales and rentals                                                  $ 332,320                     $ 136,671

Cost of sales and rentals                                                 20,353                        40,851
                                                                       ---------                     ---------

          Gross Margin                                                   311,967                        95,820


Operating Expenses:
  Selling, general and administrative                                    162,563                       195,100
  Interest expense (principally to related parties)                       65,759                        47,853
                                                                       ---------                     ---------

          Total Operating Expenses                                       228,322                       242,953
                                                                       ---------                     ---------

         Net Operating income (loss)                                      83,645                      (147,133)
Interest and other income                                                 16,652                         8,589
                                                                       ---------                     ---------

  Income (Loss) before Provision for Income Taxes                        100,297                      (138,544)
Provision for Income Taxes                                                35,800                            -
                                                                       ---------                     ---------
          Net Income (Loss)                                             $ 64,497                    $ (138,544)
                                                                       =========                     =========

           Basic Earnings (Loss) Per Share                                $ 0.02                    $    (0.04)
                                                                       =========                     =========

          Weighted Average Number of Common
          Shares Outstanding                                           3,960,730                     3,960,730
                                                                       =========                     =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                   ------------------------------------
                                                                                     2006                       2005
                                                                                     ----                       ----

Cash Flows From Operating Activities:
  Net income (Loss)                                                                $ 64,497                  $ (138,544)
                                                                                   --------                    --------
Adjustments to reconcile net income to net cash Provided by operating activities:
  Depreciation and amortization                                                       2,031                       3,264
  Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                    10,304                      14,677
  (Increase) in inventories                                                          (9,359)                    (23,290)
  Decrease (increase) in commission advances                                         (6,934)                      5,081
  Decrease (increase) in other assets                                                  (672)                      1,508
 (Decrease) in accounts payable and
    accrued liabilities                                                             (70,149)                    (17,838)
  Decrease (increase) in income taxes                                                34,950                      (1,180)
  Decrease (increase) in loans payable                                                  (51)                    200,000
                                                                                   --------                    --------
         Total adjustments                                                          (39,880)                    182,222
                                                                                   --------                    --------

Net cash provided by operating activities                                            24,617                      43,678
                                                                                   --------                    --------
Financing activities:
(Decrease) in long term portion amounts due to officer                              (37,408)                    (44,005)
                                                                                   --------                    --------
Net cash provided (used) by
     Financing activities                                                           (37,408)                    (44,055)
                                                                                   --------                    --------

Net (Decrease) in cash
      and cash equivalents                                                          (12,791)                       (327)
                                                                                   --------                    --------
Cash and cash equivalents -
  Beginning of Period                                                               479,794                     474,882
                                                                                   --------                    --------
Cash and cash equivalents -
  End of Period                                                                    $467,003                    $474,555
                                                                                   ========                    ========
Cash paid during the years for:
     Interest                                                                         6,957                           -
     Income tax                                                                           -                           -








                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA


                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 31,2006 and the related statements of income and cash flows for the three months ended March 31, 2006 and March 31, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2006 and March 31, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2005. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of March 31, 2006 and December 31, 2005 consisted of the following:
                                              March 31           December. 31
                                              --------           ------------
                                                2006                 2005
                                                ----                 ----
Parts, components and subassemblies          $ 317,109           $ 307,750
Finished goods                                  53,074              53,074
          Total Inventories                  $ 370,183           $ 360,824
                                              ========            ========

                        DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Three Months Ended March 31, 2006 and March 31, 2005


Results of Operations

         Net sales and rentals for the current three months increased by $195,649 to $332,320 from last year's comparable three month period of $136,671. This was due primarily to an increase in machine sales.

         Operating expenses for the current three months decreased by $32,537 to $162,563 from last year's comparable three months period of $195,100. This was due to a reduction in various expenses.

Liquidity and Capital Resources

         As of March 31, 2006 the Company had working capital of $514,119 and a current ratio of 2.04 to 1. This represents an increase in working capital since December 31, 2005 of $139,403.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                    For the Three months Ended March 31, 2006

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



                                        DIAPULSE CORPORATION OF AMERICA

                                                  Registrant



                                       By /s/ Jesse Ross
                                          ----------------------------------
                                                Jesse Ross, President

                                       Date: May 10, 2006