Form 10QSB
period 2006-06-30
DIAPULSE CORP OF AMERICA
filed 2006-08-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2006

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

As of June 30, 2006 there were 3,960,730 shares of common stock outstanding.



Transitional Small Business Disclosure Format:

Yes [   ]     No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEETS (UNAUDITED)
                June 30, 2006                                              3 - 4

                STATEMENTS OF OPERATIONS (UNAUDITED)
                Six Months ended June 30, 2006                                 5

                Three Months ended June 30, 2006                               6

                STATEMENTS OF CASH FLOWS (UNAUDITED)

                Six Months ended June 30, 2006                               7-8

                NOTES TO UNAUDITED FINANCIAL STATEMENTS                        9

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                          10


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             11

       ITEM 2.  CHANGES IN SECURITIES                                         12

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

       ITEM 5.  OTHER INFORMATION                                             12

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                  13-15


SIGNATURES

       SIGNATURE PAGE                                                         16


                                                    DIAPULSE CORPORATION OF AMERICA
                                                            BALANCE SHEETS


                                                                                     June 30, 2006        Dec.31, 2005
                                                                                         Unaudited             Audited
                                                                                         ---------             -------
                                  Assets
  Current Assets:
    Cash and cash equivalents                                                             $263,297            $479,794
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $176,923 at
      June 30, 2006 and $206,500 at December 31, 2005                                      114,548             120,333
    Inventories                                                                            376,734             360,824
    Commission advances                                                                     41,208              27,278
    Other current assets                                                                    39,088              30,839
                                                                                        ----------          ----------

        Total current assets                                                               834,875           1,019,068
                                                                                        ----------          ----------

   Property and equipment, net                                                              10,268              14,330
                                                                                        ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                                              166,623             144,650
  Commission advances to related parties                                                    36,253              36,253
  Security deposits                                                                         26,053              26,053
                                                                                        ----------          ----------

            Total other assets                                                             228,929             206,956
                                                                                        ----------          ----------

            Total Assets                                                                $1,074,072          $1,240,354
                                                                                        ==========          ==========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                   Liabilities and Stockholder's (Deficiency)



                                                                                     June 30, 2006         Dec. 31, 2005
                                                                                         Unaudited               Audited
                                                                                        ----------            ----------

   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                               $100,000              $210,737
   Accounts payable and accrued liabilities including
   $68,207 at June  30, 2006 and $76,863 at
   December 31, 2005 to related parties                                                    163,789               232,559
   Accrued income taxes                                                                     69,029                 1,005
   Loan payable                                                                                 -                200,051
                                                                                        ----------            ----------

             Total current liabilities                                                     332,818               644,352

     Long-term portion of amounts due to officer                                         3,009,539             2,861,562
                                                                                        ----------            ----------

             Total Liabilities                                                           3,342,357             3,505,914
                                                                                        ----------            ----------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058 shares
       as at June 30, 2006 and December 31, 2005                                            99,051                99,051
     Additional paid-in capital                                                          2,293,272             2,293,272

     Accumulated deficit                                                                (4,658,280)           (4,655,555)
                                                                                        ----------            ----------
                                                                                        (2,265,957)           (2,263,232)
                                                                                        ----------            ----------

   Less treasury stock 1,328 shares at cost                                                 (2,328)               (2,328)
                                                                                        ----------            ----------

             Total stockholders' (Deficiency)                                           (2,268,285)           (2,265,560)
                                                                                        ----------            ----------

   Total liabilities and stockholders' (Deficiency)                                     $1,074,072            $1,240,354
                                                                                        ==========            ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                                  -------
                                                                         2006                        2005
                                                                         ----                        ----
Net Sales and rentals                                                  $ 586,020                   $ 541,531

Cost of sales and rentals                                                 48,629                     141,641
                                                                       ---------                   ---------

          Gross Margin                                                   537,391                     399,890


Operating Expenses:
  Selling, general and administrative                                    377,148                     409,777
  Interest expense (principally to related parties)                      135,563                     104,414
                                                                       ---------                   ---------

          Total Operating Expenses                                       512,711                     514,191
                                                                       ---------                   ---------

         Net Operating income (loss)                                      24,680                    (114,301)
Interest and other income                                                 33,399                      16,002
                                                                       ---------                   ---------

  Income (Loss) before Provision for Income Taxes                         58,079                     (98,299)
Provision for Income Taxes                                                60,804                      12,313
                                                                       ---------                   ---------
          Net Income (Loss)                                            $  (2,725)                 $ (110,612)
                                                                       =========                   =========

           Basic Earnings (Loss) Per Share                             $      -                   $    (0.03)
                                                                       =========                   =========

          Weighted Average Number of Common
          Shares Outstanding                                           3,960,730                   3,960,730
                                                                       =========                   =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30
                                                                                   -------
                                                                        2006                     2005
                                                                        ----                     -----
Net Sales and rentals                                                  $ 253,700               $ 404,860

Cost of sales and rentals                                                 28,276                 100,790
                                                                     -----------              ----------

          Gross Margin                                                   225,424                 304,070


Operating Expenses:
  Selling, general and administrative                                    214,585                 214,677
  Interest expense (principally to related parties)                       69,804                  56,561
                                                                     -----------              ----------

          Total Operating Expenses                                       284,389                 271,238
                                                                     -----------              ----------

         Net Operating income (loss)                                     (58,965)                 32,832
Interest and other income                                                 16,747                   7,413
                                                                     -----------              ----------

  Income (Loss) before Provision for Income Taxes                        (42,218)                 40,245
Provision for Income Taxes                                                25,004                  12,313
                                                                     -----------              ----------
          Net Income (Loss)                                           $  (67,222)                $27,932
                                                                     ===========              ==========

           Basic Earnings (Loss) Per Share                               $ (0.02)              $    0.01
                                                                     ===========              ==========

          Weighted Average Number of Common
          Shares Outstanding                                           3,960,730               3,960,730
                                                                     ===========              ==========



                        See Notes to Financial Statements
                                        6

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                              -------
                                                                                     2006                  2005
                                                                                     ----                  ----
Cash Flows From Operating Activities:
  Net income (Loss)                                                               $  (2,725)           $ (110,612)

Adjustments to reconcile net income to net cash Provided by operating activities:
  Depreciation and amortization                                                       4,062                 6,528
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                 (16,189)              (12,401)
  (Increase) in inventories                                                         (15,910)               (7,668)
  Decrease (increase) in commission advances                                        (13,930)                1,440
  Decrease (increase) in other assets                                                (8,249)                  957
 (Decrease) in accounts payable and
    accrued liabilities                                                             (68,770               (25,786)
  Increase in income taxes                                                           68,024                10,820
                                                                                  ---------            ----------

         Total adjustments                                                          (50,962)              (26,110)
                                                                                  ---------            ----------

Net cash provided by operating activities                                           (53,687)             (136,722)
                                                                                  ---------            ----------
Financing activities:
(Decrease) increase in loans payable                                               (200,051)              200,000
Increase in amounts due to officer                                                   37,241                15,653
                                                                                  ---------            ----------
Net cash provided (used) by
     Financing activities                                                          (162,810)              215,653
                                                                                  ---------            ----------

Net (Decrease) increase in cash
      and cash equivalents                                                         (216,497)               78,931
                                                                                  ---------            ----------
Cash and cash equivalents -
  Beginning of Period                                                               479,794               474,882
                                                                                  ---------            ----------
Cash and cash equivalents -
  End of Period                                                                    $263,297              $553,813
                                                                                 ==========            ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                            -------
                                                2006               2005
                                                ----               ----
Cash paid during the years for:
     Interest                                $  1,494                   -




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30,2006 and the related statements of income and cash flows for the six months ended June 30, 2006 and June 30, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2006 and June 30, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2005. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


2.  Inventories

         Inventories as of June 30, 2006 and December 31, 2005 consisted of the following:
                                           June 30            December. 31
                                           -------            ------------
                                            2006                  2005
                                            ----                  ----

Parts, components and subassemblies        $ 300,542           $ 307,750
Finished goods                                76,192              53,074
                                           ---------           ---------
          Total Inventories                $ 376,734           $ 360,824
                                           =========            ========

                         DIAPULSE CORPORATION OF AMERICA
                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS For the Six Months Ended
                         June 30, 2006 and June 30, 2005


Results of Operations

         Net sales and rentals for the current six months increased by $44,489 to $586,020 from last year's comparable six month period of $541,531. This was due primarily to an increase in machine sales.

         Operating expenses for the current six months decreased by $32,629 to $377,148 from last year's comparable six months period of $409,777. This was due to a reduction in various expenses.

Liquidity and Capital Resources

         As of June 30, 2006 the Company had working capital of $502,057 and a current ratio of 2.51 to 1. This represents an increase in working capital since December 31, 2005 of $127,341.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
                     For the Six months Ended June 30, 2006

Item 1.  Legal Proceedings

The Company was involved as plaintiff in litigation filed on August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York and under Federal Law. The complainant demanded damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the company were dismissed with prejudice and the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgment for the balance. The agreement also provided for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company attempted to enforce the judgment but was not aware of any assets owned by the judgment debtor.

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



                                               DIAPULSE CORPORATION OF AMERICA
                                               -------------------------------
                                                          Registrant



                                               By /s/ Jesse Ross
                                                  ----------------------------
                                                      Jesse Ross, President

                                               Date:  August 10, 2006