Form 10QSB
period 2006-09-30
DIAPULSE CORP OF AMERICA
filed 2006-11-15
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                FOR THE QUARTER PERIOD ENDING SEPTEMBER 30, 2006
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

As of September 30, 2006 there were 3,960,730 shares of common stock outstanding.


Transitional Small Business Disclosure Format:

Yes [ ]            No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      September 30, 2006                                   3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Nine Months ended September 30, 2006                     5

                      Three Months ended September 30, 2006                    6

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Nine Months ended September 30, 2006                 7 - 8

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                  9

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    10


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                        11 - 12

       ITEM 2.  CHANGES IN SECURITIES                                         13

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               13

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13

       ITEM 5.  OTHER INFORMATION                                             13

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURES

       SIGNATURE PAGE                                                         14

       ITEM 7   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                                    Sept. 30, 2006        Dec.31, 2005
                                                                                         Unaudited             Audited
                                                                                         ---------             -------
                                  Assets
  Current Assets:
    Cash and cash equivalents                                                             $417,275            $479,794
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $176,923 at
      September 30, 2006 and $206,500 at December 31, 2005                                 138,493             120,333
    Inventories                                                                            396,652             360,824
    Commission advances                                                                     63,405              27,278

    Other current assets                                                                    36,281              30,839
                                                                                        ----------          ----------
        Total current assets                                                             1,052,106           1,019,068
                                                                                        ----------          ----------

   Property and equipment, net                                                               8,237              14,330
                                                                                        ----------          ----------


  Other assets:
  Accounts receivable, net of current portion                                              182,206             144,650
  Commission advances to related parties                                                    36,721              36,253

  Security deposits                                                                         24,808              26,053
                                                                                        ----------          ----------

            Total other assets                                                             243,735             206,956
                                                                                        ----------          ----------

            Total Assets                                                                $1,304,078          $1,240,354
                                                                                        ==========          ==========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


               Liabilities and Stockholder's Equity (Deficiency)
               -------------------------------------------------

                                                                                    Sept. 30, 2006        Dec.31, 2005
                                                                                         Unaudited             Audited
                                                                                         ---------             -------

   Current Liabilities:
     Current portion of  amounts due to officer/stockholder                               $100,000              $210,737


   Accounts payable and accrued liabilities including
   $68,663 at September 30, 2006 and $76,863 at
   December 31, 2005 to related parties                                                    175,653               232,559
   Accrued income taxes                                                                     69,029                 1,005
   Loan payable                                                                                 -                200,051
                                                                                        ----------            ----------
             Total current liabilities                                                     344,682               644,352

     Long-term portion of amounts due to officer/stockholder                             3,290,052             2,861,562
                                                                                        ----------            ----------
             Total Liabilities                                                           3,634,734             3,505,914
                                                                                        ----------            ----------
   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058 shares
       as at September 30, 2006 and December 31, 2005                                       99,051                99,051
     Additional paid-in capital                                                          2,293,272             2,293,272
     Accumulated deficit                                                                (4,720,651)           (4,655,555)
                                                                                        ----------            ----------
                                                                                        (2,328,328)           (2,263,232)
                                                                                        ----------            ----------
   Less treasury stock 1,328 shares as at September 30, 2006 and
   December 31, 2005 at cost                                                                (2,328)               (2,328)
                                                                                        ----------            ----------

             Total stockholders' equity (Deficiency)                                    (2,330,656)           (2,265,560)
                                                                                        ----------            ----------
   Total liabilities and stockholders' equity (Deficiency)                              $1,304,078            $1,240,354
                                                                                        ==========            ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                                  ------------
                                                                         2006                      2005
                                                                         ----                      ----

Net Sales and rentals                                                   $825,245                 $ 953,969

Cost of sales and rentals                                                 81,963                   216,233
                                                                       ---------                 ---------

          Gross Margin                                                   743,282                   737,736

Operating Expenses:
  Selling, general and administrative                                    572,701                   656,801
  Interest expense (principally to related parties)                      211,254                   161,429
                                                                       ---------                 ---------

          Total Operating Expenses                                       783,955                   818,230
                                                                       ---------                 ---------

         Operating (Loss)                                                (40,673)                  (80,494)
Interest and other income                                                 36,381                    29,771
                                                                       ---------                 ---------

        Loss before Provision for Income Taxes                            (4,292)                  (50,723)
Provision for Income Taxes                                                60,804                    57,733
                                                                       ---------                 ---------
          Net (Loss)                                                    $(65,096)               $ (108,456)
                                                                       =========                 =========

           Basic Earnings (Loss) Per Share                               $(0.02)                $    (0.03)
                                                                       =========                 =========

          Weighted Average Number of Common
          Shares Outstanding                                           3,960,730                 3,960,730
                                                                       =========                 =========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                                  ------------
                                                                         2006                      2005
                                                                         ----                      ----

Net Sales and rentals                                                   $239,225                $412,438

Cost of sales and rentals                                                 33,334                  74,592
                                                                       ---------               ---------

          Gross Margin                                                   205,891                 337,846

Operating Expenses:
  Selling, general and administrative                                    195,553                 247,024
  Interest expense (principally to related parties)                       75,691                  57,015
                                                                       ---------               ---------

          Total Operating Expenses                                       271,244                 304,039
                                                                       ---------               ---------

         Operating Income (Loss)                                         (65,353)                 33,807
Interest and other income                                                  2,982                  13,769
                                                                       ---------               ---------

      Income (loss) before Provision for Income Taxes                    (62,371)                 47,576
Provision for Income Taxes                                                   -                    45,420
                                                                       ---------               ---------
          Net Income (Loss)                                             $(62,371)                 $2,156
                                                                       =========               =========
           Basic Earnings Per Share                                       $(0.02)                $     -
                                                                       =========               =========


          Weighted Average Number of Common
          Shares Outstanding                                           3,960,730               3,960,730
                                                                       =========               =========


                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                               ------------

                                                                                    2006                       2005
                                                                                    ----                       -----
Cash Flows From Operating Activities:
  Net (Loss)                                                                     $ (65,096)                 $ (108,456)
                                                                                 ---------                  ----------
Adjustments to reconcile net income to net cash Provided by operating activities:
  Depreciation and amortization                                                      6,093                       9,882
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                (55,716)                   (172,591)
  (Increase) in inventories                                                        (35,828)                    (26,229)
  (Increase) in commission advances                                                (36,595)                     (7,915)
  (Increase) in other assets                                                        (4,197)                     (7,271)
 (Decrease) in accounts payable and
    accrued liabilities                                                            (56,906)                    (24,320)
  Increase in income taxes                                                          68,024                      56,270
  Increase in loans payable                                                             -                       40,000
                                                                                 ---------                  ----------

         Total adjustments                                                        (115,125)                   (132,174)
                                                                                 ---------                  ----------

Net cash (used) by operating activities                                           (180,221)                   (240,630)
                                                                                 ---------                  ----------

Net cash (used in) investing activities:
          Capital expenditures                                                          -                       (1,498)
                                                                                 ---------                  ----------

Net cash (used in) investing activities:                                                -                       (1,498)
                                                                                 ---------                  ----------

Financing activities:
(Decrease) in loans payable                                                       (200,051)                        -
Increase in amounts due officer                                                    317,753                      81,600
                                                                                 ---------                  ----------
Net cash provided by Financing activities                                          117,702                      81,600
                                                                                 ---------                  ----------





                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                               ------------

                                                                                    2006                       2005
                                                                                    ----                       -----
Net (Decrease) in cash
      and cash equivalents                                                         (62,519)                   (160,528)
                                                                                  --------                    --------
Cash and cash equivalents -
  Beginning of Period                                                              479,794                     474,882
Cash and cash equivalents -
  End of Period                                                                   $417,275                    $314,354
                                                                                  ========                    ========
Cash paid during the years for:
Interest                                                                            $1,494                          -
                                                                                  ========                    ========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of September 30, 2006 and the related statements of income and cash flows for the nine months ended September 30, 2006 and September 30, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2006 and September 30, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2005. Results of operations for the nine month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     Use of Estimate

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates are used in accounting for accounts receivable allowance, depreciation and amortization, inventory and income taxes.

2.  Income Taxes

         The Company accounts for income taxes under the asset and liability method.

3.  Inventories

         Inventories as of September 30, 2006 and December 31, 2005 consisted of the following:


                                           September 30         December. 31
                                           ------------         ------------
                                               2006                 2005
                                               ----                 ----
                                            (unaudited)
                                             ---------

Parts, components and subassemblies          $ 352,150           $ 307,750
Finished goods                                  44,502              53,074
          Total Inventories                  $ 396,652           $ 360,824
                                             =========           =========

                        DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
 For the Nine Months Ended September 30, 2006 and September 30, 2005 and For the
                     Three Months Ended September 30, 2006


Results of Operations

         Net sales and rentals for the current nine months decreased by $128,724 to $825,245 from last year's comparable nine month period of $953,969. This was due primarily to a decrease in machine sales.

         Net sales and rental for the current three months decreased by $173,213 to $239,225 from last year's comparable three month period of $412,438. This was due primarily to a decrease in machine sales.

         Operating expenses for the current nine months decreased by $84,100 to $572,701 from last year's comparable nine month period of $656,801. This was due primarily to a reduction in sales commissions and salaries expenses.

         Operating expenses for the current three months decreased by $32,795 to $271,244 from last years comparable three month period of $304,039 and this was primarily due to reduction in sales commissions and salaries expenses.

Liquidity and Capital Resources

         As of September 30, 2006 the Company had working capital of $707,424 and a current ratio of 3.05 to 1. This represents an increase in working capital since December 31, 2005 of $332,708.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                                 PART II - OTHER
                      INFORMATION For the Nine months Ended
                    September 30, 2006 and September 30, 2005

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

         In May, 2006, the Company instituted an action seeking judicial review of six administrative decisions, by three administrative law judges (ALJs), finally denying its claims for Medicare reimbursement made pursuant to the Medicare Part B. The claims at issue, which relate to the home use of the Company medical equipment for the treatment of eligible Medicare patients. The Diapulse equipment and therapy at issue were provided between September 1, 1995 and about October 31, 2004. The ALJs decisions denied the Company's claims between May 26, 2004 and September 8, 2005. The claims at issue total nearly $800,000.

         Following the adverse ALJs decisions, the Company timely sought administrative review of each of the adverse ALJs decisions. On March 15 and 16, 2006, the Departmental Appeals Board, Medicare Appeals Council denied review of the six adverse ALJs decisions.

         The administrative law judges denied the Company's claims largely upon the ground that the Company had not proved that its therapy and treatment was reasonable and necessary for the treatment of the patients' conditions in a home setting. The conditions treated included nonopen wounds involving pain, swelling, and edema, as well as open wounds and other conditions.

         In seeking review, the Company contends that Diapulse equipment constitutes "durable medical equipment" within the meaning of Medicare regulations, which, among other things, define such equipment as appropriate for home use. The Company claims that it proved its case at each of the six hearings and contends, on a number of grounds, that the administration decisions denying its claims were legally flawed.

         If the Company succeeds, it is likely that the Court will not simply grant the Company's claims for payment. Rather, it will probably remand the claims to the Secretary of Health and Human Services for further administrative hearings to determine the individualized reasonableness and necessity of the Diapulse therapy with regard to each of the six claims at issue. If the Company does not succeed in District Court, or fails to succeed completely, it will have the right to appeal. To the extent the Company succeeds in District Court, the Secretary will have the right to appeal.

         This action is in its early stages. The Company has served the Secretary and prepared an amended complaint that does not change the theory of the action but particularizes the sums involved in the claims and emphasizes the Company's status as a participating provider. At this time, Council has not ventured any opinion regarding the likelyhood of success.

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



                                      DIAPULSE CORPORATION OF AMERICA

                                               Registrant
                                               ----------


                                      By /s/ Jesse Ross
                                        ---------------------------------
                                        Jesse Ross, President

                                      Date: November 14, 2006