Form 10KSB
period 2006-12-31
DIAPULSE CORP OF AMERICA
filed 2007-05-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Year Ended December 31, 2006
                          Commission files number 132-3
--------------------------------------------------------------------------------


                         DIAPULSE CORPORATION OF AMERICA
             (Exact name of registrant as specified on its charter)

         Delaware                                       13-5671991
---------------------------                    --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation of organization                     Identification number)


         475 Northern Blvd
         Great Neck, New York                            11021
------------------------------------           --------------------------
   (Address of principal offices)                      (Zip Code)


Registrant's telephone number
including area code                                  (516)-466-3030
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

                                    Yes  X                    No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock on March 31, 2007 as reported by an independent market maker: $2,020,650

Number of shares outstanding of each of the registrant class of common stock as of December 31, 2006: 3,962,058.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                         DIAPULSE CORPORATION OF AMERICA

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2006

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

                  Sales and customers - Until October 1987, the Registrant derived substantially all of its revenue from sales of the Diapulse and related parts to customers in foreign countries. Upon obtaining Food and Drug Administration approval to market Diapulse in the United States in October 1987, the Registrant began selling and renting the Diapulse nationally. The Registrant is not dependent upon any single customer, but sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations. During 2006 and 2005, approximately 9 % and 21 %, respectively, of revenue was from rentals to patients covered through Medicare.

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

                  Employees - The registrant has ten full-time and part-time employees and commission sales representatives.

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

ITEM 2.  PROPERTIES

                  The Registrant has operating leases for real estate through April 30, 2012. Minimum rental payments are as follows 2007:
                  $23,007, 2008: $40,359, 2009: $41,773, 2010: $43,235, 2011:
                  $44,748, 2012: $15,086.

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

                                                               Quarter Ended
                           -----------------------------------------------------------------------------------
                                                  2006                                         2005
                           --------------------------------------------       --------------------------------
                             3/31       6/30       9/30        12/31          3/31     6/30     9/30     12/31
                             ----       ----       ----        -----          ----     ----     ----     -----
                  Bid:       $.75       $.60       $.80         $.60          $1.50   $1.20    $1.20      $.90


                  As of December 31, 2006, there were approximately 1,328 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                  Overview - During the fiscal year ended December 31, 2006, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline.

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

                  Net Revenues - During the year ended December 31, 2006 revenues decreased by $151,897, or 14 % as compared to the year ended December 31, 2005. This decrease was due to a decision by Medicare not to honor new in-home Medicare accounts effective April 1, 2003.

                  Cost of Sales - During the year ended December 31, 2006, cost of sales decreased by $153,868 as compared to the year ended December 31, 2005.

                  Operating Expenses - Operating expenses, exclusive of interest and Provisions for Doubtful Accounts decreased by $89,120 in 2006 as compared with 2005, due to a reduction in salaries and commissions.

                  Interest Expense - Interest expense from 2005 to 2006 increased by $62,966 due to an increase in borrowing and payoff of long-term debts.

                  Inflation - In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

                         LIQUIDITY AND CAPITAL RESOURCES

                  As of December 31, 2006, the Registrant had working capital of $651,407. Working capital as of December 31, 2005 was $374,716.

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


                             WORKING CAPITAL RATIOS:

                  These ratios measure the Registrant's ability to meet its short-term obligations.

                                          December 31,             December 31,
                                          2006                     2005
                                          ----                     ----
                  Working Capital         $651,407                  $374,716
                  Current ratio           3.9 to 1                  1.6 to 1
                  Quick ratio             1.4 to 1                  .93 to 1

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements to be provided pursuant to this Item are included under Items F1 - F17 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

ITEM 8A.          CONTROLS AND PROCEDURES

                  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedure as of December 31, 2006 are effective in timely alerting to material information relating to the company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly effect these controls.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and key employees of the Company as of May 8, 2007 were as follows:

                  Name                    Age            Title

                  David M. Ross           59             President, Director and
                                                         Chairman of the Board

                  Jesse Ross had been actively engaged in the business of the Registrant and has been its President since its incorporation. He had devoted his full time services to the business of the Registrant since 1957. Jesse Ross passed away on January 13, 2007.

                  David M. Ross, son of Jesse Ross, became a Director of the Company during 1989. Mr. Ross was an independent sales representative and consultant and is now a full-time employee. On January 22, 2007, David M. Ross was elected Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer and Secretary.


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

                  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 2006, all of its executive officers and directors complied with the requirements of Section 16(a).


ITEM 10.          EXECUTIVE COMPENSATION

                  Cash Compensation - For the year ended December 31, 2006, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant. No cash bonuses were earned by any of the Registrant's officers during the year.

                  The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 2006. For the year ending December 31, 2006 the President deferred $100,000 of salary.

                                                                                  Long Term
                                                                              Compensation Award
                                                                   Other          Securities
       Name and                                                    Annual     Underlying Options          All Other
   Principal Position       Year     Salary($)     Bonus ($)    Compensation           (#)              Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
Jesse Ross , President,     2006     $100,000         0               -                 0                      0
Director and                2005     $100,000         0               -                 0                      0
Chairman of the Board       2004     $100,000         0               -                 0                      0


                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information concerning option exercises and option holdings for the fiscal year 2006 with respect to each of the named executive officers. No named executive officer exercised any options during such year.

                       AGGREGATE OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities       Value of unexercised
                                                           Underlying Unexercised      In-the-money Options
                                                           Options at Fiscal Year      At Fiscal Year End ($)
                 Shares Acquired                                   End #)                   Exercisable/
Name             On Exercise (#)    Value Realized ($)   Exercisable/Unexercisable         Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
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

                  Security ownership of management - The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by all officers and directors of the Registrant as of December 31, 2006.

                     Name of                  Amount and Nature of      Percent
                  Beneficial Owner            Beneficial Ownership     of  Class
                  ----------------            --------------------     ---------
                  Jesse Ross                      2,181,750 (i)           55.07%
                  All officers and directors
                  as a group (2 person)           2,181,950               55.07%

                  (i) Includes certain shares owned by the spouse and other relatives of this individual.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Another Son of the President as of December 31, 2006 who served as an independent sales agent and became an employee January 31, 2003, had an accumulated advance commission of $40,167. These advances are guaranteed by the President of the Company and he has agreed to subordinate repayment of amounts due to him to the extent of the advances.

                  As of December 31, 2006 the amount of $69,199 has been owed to an individual for outstanding salaries. This individual, who is related to the president of the Company, has incurred interest of $6,128 during 2006.

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

                  During the year ended December 31, 2006, the Company did not file any Form 8-K.

                  Financial Statements - The financial statements commence at page F1 and are filed as part of this annual report on Form 10KSB.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  AUDIT FEES

                  The aggregate fees billed by Granick & Gendler, CPAs for professional services rendered for the audits of the company's annual financial statements on Form 10KSB and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2006 were approximately $41,000, and for the year ended December 31, 2005 were approximately $44,501.

                  AUDIT RELATED FEES
                  There were no audit related fees by the principal accountants for the years ended December 31, 2006 and 2005.


                  TAX FEES
                  The fees billed by our audit firm for the preparation of our Corporate tax return for the year ended December 31, 2006, were $1,500 and for the year ended December 31, 2005 were $1,500.

                  ALL OTHER FEES
                  There were no other fees for professional services rendered by the Company's independent auditors for the fiscal year ending December 31, 2006 and 2005.

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



                       DIAPULSE CORPORATION OF AMERICA
                                             Registrant



                       By:  /s/ David M. Ross
                            -------------------------------------------------
                            David M. Ross - President

Date:  May 8, 2007

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Name and Capacity                                     Date
-----------------                                     ----

/s/ David M. Ross                                     May 8, 2007
-----------------                                     -----------
Name:  David M. Ross
Title: President, Director and
       Chairman of the Board

A copy of the Diapulse Corporation of America code of Professional Ethics can be obtained upon request from the company free of charge.

                                     PART II

                         DIAPULSE CORPORATION OF AMERICA

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



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

Granick & Gendler
   CERTIFIED PUBLIC ACCOUNTANTS

                                                    60 EAST 42ND STREET
                                                    NEW YORK, NY 10165
                                                    (212) 697-1075


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Diapulse Corporation of America

We have audited the accompanying balance sheets of Diapulse Corporation of America as of December 31, 2006 and the related statements of operations, stockholders' deficiency and cash flows for each of the two-year periods ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2006 and the results of its operations and its cash flows for each of the two-year periods ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



                                                    GRANICK & GENDLER
                                                    Certified Public Accountants



New York, New York
May 8, 2007

                         DIAPULSE CORPORATION OF AMERICA

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2006


                                     ASSETS




Current assets:
            Cash and cash equivalents                        $   312,027
            Current portion of accounts receivable, net of
               allowance for doubtful accounts of $249,990        76,438
            Inventory                                            402,078
            Commission advances                                   69,493
            Other current assets                                  14,586
                                                             ------------

                             Total current assets                874,622

Property and equipment, net                                        6,203
                                                             ------------

Other assets:
            Accounts receivable, net of current portion           73,514
            Commission advances to related parties                40,167
            Security deposits                                     24,079
                                                             ------------

                             Total other assets                  137,760
                                                             ------------

                             Total assets                    $ 1,018,585
                                                             ============







   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                             AS OF DECEMBER 31, 2006

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



Current liabilities:
            Accounts payable and accrued liabilities
            Including $69,199 to related parties               $       175,863
            Accrued income tax and related interest                      2,555
            Loans payable                                               44,797
                                                               ----------------
            Total current liabilities                                  223,215

Long-term portion of notes payable to officers/stockholders          3,467,816
                                                               ----------------

            Total liabilities                                        3,691,031
                                                               ----------------





Stockholders' deficiency
            Common stock, $.025 par value per share
            authorized 15,000,000 shares, issued
            3,962,058 shares                                            99,051
            Additional paid-in capital                               2,293,272
            Accumulated deficit                                     (5,062,441)
                                                               ----------------
                                                                    (2,670,118)

    Less treasury stock, 1,328 shares at cost                           (2,328)
                                                               ----------------

            Total stockholders' deficiency                          (2,672,446)
                                                               ----------------


            Total liabilities and stockholders' deficiency     $     1,018,585
                                                               ================



   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          2006          2005
                                                          ----          ----
Revenue
Rental income                                        $   270,530     $  477,381
Sales of machinery                                       628,529        573,575
                                                      -----------     ----------
            Total revenue                                899,059      1,050,956

Cost of sales and rentals                                116,560        270,428
                                                      -----------     ----------

             Gross margin                                782,499        780,528
                                                      -----------     ----------

Operating expenses:
             Selling, general and administrative         793,668        882,788
             Provision for doubtful accounts             144,946         74,931
             Interest expense                            287,673        224,707
             (principally to related parties)
                                                      -----------     ----------

                     Total operating expenses          1,226,287      1,182,426
                                                      -----------     ----------

(Loss) from operations                                  (443,788)      (401,898)
Interest and other income                                 41,046         39,113
                                                      -----------     ----------

(Loss) before income taxes                              (402,742)      (362,785)
Income taxes                                               4,144          1,735
                                                      -----------     ----------

Net  (loss)                                         $   (406,886)    $ (364,520)
                                                      ===========     ==========

Basic and diluted loss per share                    $      (0.10)    $    (0.09)
                                                      ===========     ==========

Weighted average number of common shares
        Outstanding                                    3,960,730      3,960,730
                                                      ===========     ==========

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                        Common Stock
                                                             Additional                                               Total
                                           Issued             Paid-In-     Accumulated   Treasury      Stock       Stockholders'
                                    Shares       Amounts       Capital       Deficit      Shares      Amounts       Deficiency

Balance, January 1, 2005           3,962,058     $99,051     $2,293,272   $(4,291,035)     1,328      ($2,328)     ($1,901,040)
Net (loss)                                                                   (364,520)                                (364,520)
                                   ---------     -------     ----------   ------------     -----      -------      -----------
Balance, December 31, 2005         3,962,058     $99,051     $2,293,272   $(4,655,555)     1,328      ($2,328)     ($2,265,560)
Net (loss)                                                                   (406,886)                                (406,886)
                                   ---------     -------     ----------   ------------     -----      -------      -----------
Balance, December 31, 2006         3,962,058     $99,051     $2,293,272   $(5,062,441)     1,328      ($2,328)     $(2,672,446)
                                   ---------     -------     ----------   ------------     -----      -------      -----------

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                                 2006           2005
                                                                 ----           ----

   Operating activities:
         Net  Loss                                           $  (406,886)    $(364,520)
                                                              -----------   -----------

   Adjustments to reconcile net (loss) to net cash
         Provided by (used in) operating activities:
         Depreciation                                              8,127        13,374
         Provision for losses on accounts receivable             249,990       206,500
         Deferred salaries and accrued interest to officer     1,315,166     1,246,326

         Changes in assets and liabilities:
             Accounts receivable                                (134,959)     (218,664)
             Note receivable                                       -           148,170
             Inventories                                         (41,254)     ( 95,771)
             Commission advances                                 (46,129)      (11,252)
             Other current assets                                 16,253        (5,535)
             Security deposits                                     1,974        (3,791)
             Accounts payable and accrued liabilities         (1,064,058)     (908,920)
                                                              -----------   -----------

             Total adjustments                                   305,110       370,437

         Net cash provided by (used in) operating activities    (101,776)        5,917
                                                              -----------   -----------

   Net cash (used in) investing activities
              Capital expenditures                                   -          (1,498)
                                                              -----------   -----------

           Net cash (used in) investing activities                   -          (1,498)
                                                              -----------   -----------

                                   (Continued)
   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OF AMERICA

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                    2006            2005
                                                                    ----            ----
Financing activities:
          Loans from officers                                       539,263     110,737
          Repayments of loans  to officers                         (450,000)   (310,295)
          Loan from Bank                                           (155,254)    200,051
                                                                -----------   ---------

          Net cash provided by (used in)  financing activities      (65,991)        493
                                                                -----------   ---------
          Net increase (decrease) in cash                          (167,767)      4,912

          Cash and cash equivalents, beginning of year              479,794     474,882
                                                                -----------   ---------

          Cash and cash equivalents, end of year                $   312,027   $ 479,794
                                                                ===========   =========



Cash paid during the years for:
           Interest                                             $    29,744   $  31,816
            Taxes                                                       500       1,694
                                                                -----------   ---------

   The accompanying Notes are an integral part of these financial statements.

                         DIAPULSE CORPORATION OFAMERICA

                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business and Concentrations

         Diapulse Corporation of America ("the Company") develops, manufactures and markets Diapulse (Registered Trademark) technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the years 2006 and 2005 there were no major suppliers of component parts or raw materials. The Company's product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians' practices and prescribed for use in patients' homes throughout the United States. A number of insurance companies reimburse for treatment. In 2006 and 2005 there were no major customers. The Company does not require collateral for its accounts receivable.

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

         1 Description of Business and Summary of Significant Accounting Policies (continued)


                                           For The Year Ended 2005
                                  (Loss)         Shares           Per-Share
                               (Numerator)     (Denominator)        Amount

         (Loss) Per Share    $  (364,520)        3,960,730      $   (0.09)
                             ---------------------------------------------------

                                           For The Year Ended 2006

                                   (Loss)        Shares           Per-Share
                                 (Numerator)   (Denominator)        Amount

         (Loss) Per Share    $  (406,886)        3,960,730      $   (0.10)
                             ---------------------------------------------------

         All options outstanding during 2006 and 2005 were anti-dilutive and therefore not considered in the above computation.

         Stock-Based Compensation

         The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No.2 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

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

The Company currently utilizes a standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The full adoption of SFAS 123R will have no material impact on the financial statements.

1. Description of Business and Summary of Significant Accounting Policies (continued)

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

2.       Accounts Receivable

         Accounts receivable as of December 31, 2006, are summarized as follows:


         Gross receivables - Medicare                       $    325,008
         Gross receivables - Other                                74,934
         Less allowance for doubtful accounts                   (249,990)
                                                            -------------
         Net receivables                                    $    149,952
                                                            =============

         Current portion of accounts receivable                   76,438
         Accounts receivable, net of current portion              73,514
                                                            -------------
                                                            $     149,952
                                                            =============

         The Company evaluates the accounts receivable by reviewing historic percentages of collections against billings. The historic percentage is used to determine the allowance for uncollectible accounts. When an account is deemed uncollectible, it is charged against the allowance. Additions to the allowance are charged against operations.


3.       Inventories

         The components of inventories as of December 31, 2006 are summarized as follows:



         Parts, components and sub-assemblies          $   275,040
         Finished goods                                    127,038
                                                        -----------
                                                       $   402,078
                                                        ===========

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

5.       Fair values of Financial Instruments

         The Company estimates that the fair value of all financial instruments at December 31, 2006 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

6.       Related Party Transactions

         Due to officer, (President) stockholder at December 31, 2006 are as follows:

        Long term portion of notes payable              $     3,467,816
                                                        ===============

         These notes bear interest at a rate of prime plus 1%.

         The total interest charged to operations was $279,577 for 2006 and $213,744 for 2005.

         Accounts payable and accrued liabilities as of December 31, 2006 included $69,199 (see Note 8), representing unpaid salaries and interest thereon to an individual related to the President of the Company. Interest incurred on the debt to this individual during 2006 was $6,129.

  7.     Property and Equipment

         Property and equipment, at cost, as of December 31, 2006 consisted of the following:



         Rental equipment                              $     51,280
         Autos                                               73,297
         Furniture and fixtures                              58,262
         Machinery and equipment                             10,019
         Office equipment                                    25,012
         Computer equipment                                  22,589
                                                       ------------

         Total property and equipment                       240,459

         Less accumulated depreciation                      234,256
                                                       ------------
                                                       $      6,203
                                                       ============



8.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities at December 31, 2006.


         Accrued interest to related
                    party (see Note 6)                       $      69,199
         Accounts payable and other accrued liabilities            106,664
                                                             --------------
                                                             $     175,863
                                                             ==============

9.       Income taxes

         The annual provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 consisted of the following:

                                                                          2006                     2005
                                                                          ----                     ----
        Federal
                        Current                                     $             0       $
                                                                                                       0
                        Deferred                                                  0                1,215

        State
                        Current                                               4,144
                                                                                                       0
                        Deferred                                                  0                  520
                                                                     ---------------       --------------
                                                                    $         4,144       $        1,735
                                                                     ===============       ==============

         The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:
                                                                         2006                     2005
                                                                         ----                     ----
         Expected tax (benefit) including the effect of
           State taxes                                              $   (111,020)          $    (85,128)
         Deferred interest to officer                                     76,876                 56,863
         Deferred salary payable to officer                               30,000                 30,000
                                                                     ----------------      --------------
                                                                    $      4,144          $       1,735
                                                                     ================      ==============

         Deferred tax assets at December 31, 2006, consisted of the following:


               Deferred tax assets:
                          Accrued salaries                     $   300,000
                          Accrued interest                         387,553
                                                               -------------
                Gross deferred tax assets                          687,553
                                                               -------------

               Deferred tax assets valuation allowance            (687,553)
                                                               -------------
                                                               $         0
                                                               =============

10.       Bank Line of Credit

         The Company has a line of credit with Bank of America for $200,000 for which the Company owes $44,797 with interest of 2% above prime. The President of the Company had guaranteed the line and has agreed to subordinate a portion of his loans to the Company. The bank also has a security interest in substantially all of the assets of the Company.

11.        Stock Options

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

12.      Litigation

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


13.      Subsequent Events

         In May of 2007, the Company entered into a five year lease for rental space in Great Neck, New York. The minimum yearly commitment is as follows:

                  Year                 Amount
                  ----                -------
                  2007                $23,007
                  2008                $40,359
                  2009                $41,773
                  2010                $43,235
                  2011                $44,748
                  2012                $15,086
                                      -------
         Total:                      $208,208
                                     --------

                         DIAPULSE CORPORATION OF AMERICA

                     YEARS ENDED DECEMBER 31, 2006 AND 2005



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


                                                DIAPULSE CORPORATION OF AMERICA
                                                          Registrant

                                                By: /s/ David M. Ross
                                                    -----------------------
                                                    David M. Ross-President


         Date: May 8, 2007


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

         Name of Capacity                                      Date
         ----------------------                              --------
                                                            May 8, 2007
         /s/ David M. Ross
         -------------------------------------------
         Name:    David M. Ross
         Title:   President, Director and
                  Chairman of the Board
                  (Principal Executive Officer
                  and Principal Financial and
                  Accounting Officer)