Form 10QSB
period 2007-03-31
DIAPULSE CORP OF AMERICA
filed 2007-05-14
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTER PERIOD ENDING MARCH 31, 2007

                         DIAPULSE CORPORATION OF AMERICA
             (Exact Name of registrant as specified on its charter)

         Delaware                                        13-5671991
---------------------------                     --------------------------
(State or other jurisdiction of)                         (I.R.S. Employer
incorporation of organization                            Identification Number)

475 Northern Boulevard
Great Neck, New York                                     11021
--------------------                            --------------------------
(Address of principal offices)                           (Zip Code)

Registrant's telephone number,
including area code                                      516-466-3030
                                                         ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]


As of March 31, 2007 there were 3,960,730 shares of common stock outstanding.





Transitional Small Business Disclosure Format:

Yes [ ]     No [X]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      March 31, 2007                                       3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                      Three Months ended March 31, 2007                        5

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Three Months ended March 31, 2007                    6 - 7

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                  8

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                     9

PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             10

       ITEM 2.  CHANGES IN SECURITIES                                         10

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               10

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

       ITEM 5.  OTHER INFORMATION                                             10

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES

       SIGNATURE PAGE                                                         11

       ITEM 7.  CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                                                                 March  31, 2007     Dec.31, 2006
                                                                    Unaudited           Audited
                                                                    ---------           -------
                                  Assets
  Current Assets:
    Cash and cash equivalents                                           $112,270      $312,027
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $241,608 at
      March 31, 2007 and $249,990 at December 31, 2006                   126,607        76,438
    Inventories                                                          392,171       402,078
    Commission advances                                                   69,867        69,493
    Other current assets                                                  10,838        14,586
                                                                        --------      --------

        Total current assets                                             711,753       874,622
                                                                        --------      --------

   Property and equipment, net                                             5,618         6,203
                                                                        --------      --------


  Other assets:
  Accounts receivable, net of current portion                             71,580        73,514
  Commission advances to related parties                                  40,494        40,167
  Security deposits                                                        6,573        24,079
                                                                        --------      --------

            Total other assets                                           118,647       137,760
                                                                        --------      --------

            Total Assets                                                $836,018    $1,018,585
                                                                       =========     =========




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS


                Liabilities and Stockholder's Equity (Deficiency)

                                                                           March 31, 2007         Dec. 31, 2006
                                                                             Unaudited               Audited
                                                                             --------              --------

   Current Liabilities:
   Accounts payable and accrued liabilities including
   $69,007 at March 31, 2007 and $69,199 at
   December 31, 2006 to related parties                                          $167,037              $175,863
   Accrued income taxes                                                             2,555                 2,555
   Loan payable                                                                   101,750                44,797
                                                                                ---------             ---------
             Total current liabilities                                            271,342               223,215

     Long-term portion of amounts due to officer/stockholder                    3,268,269             3,467,816
                                                                                ---------             ---------

             Total Liabilities                                                  3,539,611             3,691,031
                                                                                ---------             ---------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058 shares
       as at March 31, 2007 and December 31, 2006                                  99,051                99,051
     Additional paid-in capital                                                 2,293,272             2,293,272
     Accumulated deficit                                                       (5,093,588)           (5,062,441)
                                                                                ---------             ---------
                                                                               (2,701,265)           (2,670,118)
                                                                                ---------             ---------

   Less treasury stock 1,328 shares as at March 31, 2007 and December
   31, 2006 at cost                                                                (2,328)               (2,328)
                                                                                ---------             ---------


             Total stockholders' equity (Deficiency)                           (2,703,593)           (2,672,446)
                                                                                ---------             ---------

   Total liabilities and stockholders' equity (Deficiency)                       $836,018            $1,018,585
                                                                                =========             =========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE  MONTHS ENDED
                                                                MARCH 31
                                                                --------
                                                           2007         2006
                                                           ----         ----

Net Sales and rentals                                    $118,020    $ 332,320

Cost of sales and rentals                                  33,422       20,353
                                                        --------      --------

          Gross Margin                                     84,598      311,967

Operating Expenses:
  Selling, general and administrative                     103,843      162,563
  Interest expense (principally to related parties)        13,900       65,759
                                                        --------      --------

          Total Operating Expenses                        117,743      228,322
                                                        --------      --------

Net Operating Income (Loss)                              (33,145)       83,645
Interest and other income                                   3,003       16,652
                                                        --------      --------

Income (Loss) before Provision for Income Taxes          (30,142)      100,297
Provision for Income Taxes                                  1,005       35,800
                                                        --------      --------
          Net Income (Loss)                             $(31,147)     $ 64,497
                                                        =========     ========

           Basic Earnings (Loss) Per Share                $(0.01)       $ 0.02
                                                        =========     ========

          Weighted Average Number of Common
          Shares Outstanding                            3,960,730    3,960,730
                                                        =========     ========



                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                                  --------

                                                               2007        2006
                                                               ----        ----
Cash Flows From Operating Activities:
  Net Income (Loss)                                       $(31,147)    $ 64,497
                                                          ---------    --------

Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization                                 585       2,031
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable               (48,235)      10,304
  (Increase) Decrease in inventories                          9,907     (9,359)
  (Increase) in commission advances                           (701)     (6,934)
  (Increase) Decrease in other assets                        21,254       (672)
  (Decrease) in accounts payable and
    accrued liabilities                                     (8,826)    (70,149)
  Increase in income taxes                                               34,950

  (Decrease) Increase in loans payable                       56,953        (51)
                                                          ---------    --------

         Total adjustments                                   30,937    (39,880)
                                                          ---------    --------

Net cash (used) by operating activities                       (210)      24,617
                                                          ---------    --------

Financing activities:
Decrease in amounts due officer                           (199,547)    (37,408)
                                                          ---------    --------

Net cash provided by Financing activities                 (199,757)    (37,408)
                                                          ---------    --------





                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                      --------

                                        2007                   2006
                                        ----                   ----
Net (Decrease) in cash
      and cash equivalents           (199,757)             (12,791)
                                     ---------             --------
Cash and cash equivalents -
  Beginning of Period                 312,027               479,794
                                    ----------              -------
Cash and cash equivalents -
  End of Period                       $112,270             $467,003
                                    ==========            =========


Cash paid during the years for:
Interest                                $2,123               $6,957
Taxes                                      -                    -

                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of March 31, 2007 and the related statements of income and cash flows for the three months ended March 31, 2007 and March 31, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2007 and March 31, 2006 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2006. Results of operations for the three month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

3.  Inventories

         Inventories as of March 31, 2007 and December 31, 2006 consisted of the following:
                                              March 31           December. 31
                                              --------           ------------
                                                2007                 2006
                                                ----                 ----
                                             (unaudited)

Parts, components and subassemblies           $ 275,206          $ 275,040
Finished goods                                  116,965            127,038
                                                -------            -------
          Total Inventories                   $ 392,171          $ 402,078
                                               ========           ========

                        DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         For the Three Months Ended March 31, 2007 and December 31, 2006


Results of Operations

         Net sales and rentals for the current three months decreased by $214,300 to $118,020 from last year's comparable three month period of $332,320. This was due primarily to a decrease in machine sales.

         Operating expenses for the current three months decreased by $58,720 to $103,843 from last year's comparable three month period of $162,563 and this was primarily due to reduction in sales commissions and salaries expenses.

Liquidity and Capital Resources

         As of March 31, 2007 the Company had working capital of $440,411 and a current ratio of 2.62 to 1. This represents a decrease in working capital since December 31, 2006 of $210,996.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
          For the Three months Ended March 31, 2007 and March 31, 2006

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



                         DIAPULSE CORPORATION OF AMERICA

                                    Registrant



                       By /s/ David M. Ross
                          --------------------
                              David M. Ross, President

                       Date:    May 11, 2007