Form 10QSB
period 2007-06-30
DIAPULSE CORP OF AMERICA
filed 2007-08-15
CIK 28742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549
                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 11 OR 15 (d) of
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTER PERIOD ENDING JUNE 30, 2007

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
                                                             ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [ X ]      No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes [ ]        No [ X ]

As of June 30, 2007 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

                            Yes [ ]        No [ X ]

                         DIAPULSE CORPORATION OF AMERICA

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS

                      BALANCE SHEETS (UNAUDITED)
                      June 30, 2007                                        3 - 4

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      Six Months ended June 30, 2007                           5
                      Three Months ended June 30, 2007                         6

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Six Months ended June 30,  2007                       7- 8

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS                  9

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS                    10

PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             11

       ITEM 2.  CHANGES IN SECURITIES                                         11

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

       ITEM 5.  OTHER INFORMATION                                             11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              11

SIGNATURES

       SIGNATURE PAGE                                                         15

       ITEM 7.   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                 12-17

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                                         June 30, 2007        Dec.31, 2006
                                                           Unaudited             Audited
                                                         -------------        ------------

                                  Assets

  Current Assets:
    Cash and cash equivalents                               $344,444            $312,027
    Current portion of accounts receivable, net of
      Allowance for doubtful accounts of  $241,608 at
      June 30, 2007 and $249,990 at December 31, 2006         47,466              76,438
    Inventories                                              393,777             402,078
    Commission advances                                       22,858              69,493
    Other current assets                                      14,903              14,586
                                                             -------             -------

        Total current assets                                 823,448             874,622
                                                             -------             -------

   Property and equipment, net                                 5,033               6,203
                                                             -------             -------


  Other assets:

  Accounts receivable, net of current portion                 71,204              73,514
  Commission advances to related parties                      40,494              40,167
  Security deposits                                            6,573              24,079
                                                             -------             -------

            Total other assets                               118,271             137,760
                                                             -------             -------

            Total Assets                                    $946,752          $1,018,585
                                                            ========          ==========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                                 BALANCE SHEETS

                                 Liabilities and Stockholder's Equity (Deficiency)

                                                                             June 30, 2007         Dec. 31, 2006
                                                                               Unaudited               Audited
                                                                             -------------         -------------
   Current Liabilities:

   Accounts payable and accrued liabilities including
   $69,901 at June 30, 2007 and $69,199 at
   December 31, 2006 to related parties                                         $137,335              $175,863
   Accrued income taxes                                                              955                 2,555
   Loan payable                                                                  139,360                44,797
                                                                               ---------             ---------
             Total current liabilities                                           277,650               223,215

     Long-term portion of amounts due to officer/stockholder                   3,276,881             3,467,816
                                                                               ---------             ---------

             Total Liabilities                                                 3,554,531             3,691,031
                                                                               ---------             ---------

   Stockholders' equity:
     Common stock - $.025 par value:
       Authorized 15,000,000 shares, issued 3,962,058 shares
       as at June 30, 2007 and December 31, 2006                                  99,051                99,051
     Additional paid-in capital                                                2,293,272             2,293,272
     Accumulated deficit                                                     (4,997,774)           (5,062,441)
                                                                             -----------          ------------
                                                                             (2,605,451)          (2,670,118)
                                                                             -----------          ------------

   Less treasury stock 1,328 shares as at June 30, 2007 and December 31,         (2,328)               (2,328)
   2006 at cost
                                                                             -----------          ------------

             Total stockholders' equity (Deficiency)                         (2,607,779)           (2,672,446)
                                                                             -----------          ------------

   Total liabilities and stockholders' equity (Deficiency)                      $946,752            $1,018,585
                                                                             ===========          ============


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                        ----------------------------
                                                           2007               2006
                                                        ---------          ---------
Net Sales and rentals                                    $463,705          $ 586,020

Cost of sales and rentals                                  61,535             48,629
                                                        ---------          ---------

          Gross Margin                                    402,170            537,391

Operating Expenses:

  Selling, general and administrative                     317,407            377,148
  Interest expense (principally to related parties)        30,578            135,563
                                                        ---------          ---------

          Total Operating Expenses                        347,985            512,711
                                                        ---------          ---------

Net Operating Income (Loss)                                54,185             24,680
Interest and other income                                  11,061             33,399
                                                        ---------          ---------

Income (Loss) before Provision for Income Taxes            65,246             58,079
Provision for Income Taxes                                    579             60,804
                                                        ---------          ---------
          Net Income (Loss)                               $64,667          $ (2,725)
                                                        =========          =========

          Basic Earnings (Loss) Per Share                   $0.02          $       -
                                                        =========          =========

          Weighted Average Number of Common

          Shares Outstanding                            3,960,730          3,960,730
                                                        =========          =========


                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      JUNE 30
                                                     ----------------------------------------
                                                            2007                  2006
                                                     -------------------    -----------------
Net Sales and rentals                                          $345,685             $253,700

Cost of sales and rentals                                        28,113               28,276
                                                     -------------------    -----------------

           Gross Margin                                         317,572              225,424

Operating Expenses:

   Selling, general and administrative                          213,564              214,585
   Interest expense (principally to related parties)             16,678               69,804
                                                     -------------------    -----------------

             Totaling Operating Expenses                        230,242              284,389
                                                     -------------------    -----------------

Net Operating Income (Loss)                                      87,330             (58,965)
Interest and other income                                         8,058               16,747
                                                     -------------------    -----------------

Income (Loss) before Provision for Income Taxes                  95,388             (42,218)
Provision for Income Taxes                                        (426)               25,004
                                                     -------------------    -----------------
              Net Income (Loss)                                 $95,814            $(67,222)
                                                     ===================    =================

               Basic Earnings (Loss) per Share                $ 0.02               $ ( 0.02)
                                                     ===================    =================

               Weighted Average Number of Common
                Shares Outstanding                            3,960,730            3,960,730
                                                     ===================    =================




                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                          -------------------------
                                                                            2007             2006
                                                                          ---------       ---------
Cash Flows From Operating Activities:

  Net Income (Loss)                                                         $64,667       $ (2,725)
                                                                          ---------       ---------

Adjustments to reconcile net income to net cash Provided by operating activities:

  Depreciation and amortization                                               1,170           4,062
  Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable                                 31,282        (16,189)
  (Increase) Decrease in inventories                                          8,301        (15,910)
  (Increase) Decrease in commission advances                                 46,308        (13,930)
  (Increase) Decrease in other assets                                        17,189         (8,249)
 (Decrease) in accounts payable and accrued liabilities                    (38,528)        (68,770)
 (Decrease) Increase in income taxes                                        (1,600)          68,024

         Total adjustments                                                   64,122        (50,962)
                                                                          ---------       ---------

Net cash provided (used) by operating activities                            128,789        (53,687)
                                                                          ---------       ---------

Financing activities:

(Decrease) Increase in amounts due officer                                (190,935)          37,241
                                                                          ---------       ---------
(Decrease) Increase in loans payable                                         94,563       (200,051)
                                                                          ---------       ---------
Net cash (used) by Financing activities                                    (96,372)       (162,810)
                                                                          ---------       ---------



                        See Notes to Financial Statements

                         DIAPULSE CORPORTION OF AMERICA
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                    --------------------------
                                                      2007              2006
                                                    ---------       ----------
Net (Decrease) Increase in cash

      and cash equivalents                             32,417        (216,497)
                                                    ---------       ----------
Cash and cash equivalents -
  Beginning of Period                                 312,027          479,794
                                                    ---------       ----------
Cash and cash equivalents -
  End of Period                                      $344,444         $263,297
                                                    =========       ==========


Cash paid during the years for:

Interest                                               $6,976           $1,494
Taxes                                                   2,179              -





                        See Notes to Financial Statements

                         DIAPULSE CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

1.       Basis of presentation

         The balance sheets of Diapulse Corporation of America as of June 30, 2007 and the related statements of income and cash flows for the six months ended June 30, 2007 and June 30, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2007 and June 30, 2006 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 annual report to shareholders. There have been no changes of significant accounting policies since December 31, 2006. Results of operations for the six month period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

3.  Inventories

         Inventories as of June 30, 2007 and December 31, 2006 consisted of the following:

                                          June 30                December. 31
                                          -------                ------------
                                           2007                      2006
                                           ----                      ----
                                        (unaudited)

Parts, components and subassemblies      $ 276,812                $ 275,040
Finished goods                             116,965                  127,038
                                         ---------                ----------
          Total Inventories              $ 393,777                 $402,078
                                         =========                ==========

                        DIAPULSE CORPORATION OF AMERICA
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          For the Six Months Ended June 30, 2007 and December 31, 2006

Results of Operations

         Net sales and rentals for the current six months decreased by $122,315 to $463,705 from last year's comparable six month period of $586,020. This was due primarily to a decrease in machine sales.

         Operating expenses for the current six months decreased by $59,741 to $317,407 from last year's comparable six month period of $377,148 and this was primarily due to reduction in sales commissions and salaries expenses.

Liquidity and Capital Resources

         As of June 30, 2007 the Company had working capital of $545,798 and a current ratio of 2.97 to 1. This represents a decrease in working capital since December 31, 2006 of $105,609.

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

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements

                         DIAPULSE CORPORATION OF AMERICA
                           PART II - OTHER INFORMATION
           For the Three months Ended June 30, 2007 and June 30, 2006

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.      Rule 13a-14(a) Certification

32.      Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of Section 11 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIAPULSE CORPORATION OF AMERICA

                                                      Registrant

                                          By    /s/ David M. Ross
                                            -----------------------------------
                                               David M. Ross, President

                                          Date: August 15, 2007