Form 10KSB/A
period 2006-12-31
DIAPULSE CORP OF AMERICA
filed 2007-09-28
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the Year Ended December 31, 2006
Commission file number 000-03052

DIAPULSE CORPORATION OF AMERICA
(Exact name of registrant as specified on its charter)

Delaware	13-5671991
(State or other jurisdiction of Incorporation of organization	(I.R.S. Employer Identification number)

475 Northern Blvd
Great Neck, New York	11021
(Address of principal offices)	(Zip Code)

Registrant’s telephone number including area code	(516)-466-3030

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered under Section 12 (g) of the Exchange Act:
Common Stock, par value $0.025 per share
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB: ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and the ask prices of the common stock on March 31, 2007, as reported by an independent market maker: $2,020,650

Number of shares of common stock as of December 31, 2006: 3,962,058.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Explanatory Note

This Form 10-KSB/A only amends and restates the Item 8A in the Form 10-KSB for the fiscal year ended December 31, 2006 that was filed with the SEC on May 14, 2007 (“Original Filing”), and no other information in the Original Filing is amended hereby. As set forth in Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A only contains the item being amended and current dated certifications from the individual serving as Principal Executive and Principal Financial Officer. We have not updated the information contained herein for events occurring subsequent to the date of the Original Filing.

ITEM 8a.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of the individual who serves as our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive and Principal Financial Officer, to allow for timely decisions regarding required disclosure of information required to be included in our periodic SEC reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive and Principal Financial Officer has concluded that these disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls in the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAPULSE CORPORATION OF AMERICA
Registrant
By:	/s/ David M. Ross
David M. Ross - President
(Chief Executive Officer and Principal Financial Officer)

Date: September 27, 2007

In accordance with the Securities Exchange Act, this amended Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity	Date
/s/ David M. Ross
Name: David M. Ross	September 27, 2007
Title: President, Director and
Chairman of the Board
(Chief Executive Officer and
Principal Financial Officer)