Form 10QSB/A
period 2007-03-31
DIAPULSE CORP OF AMERICA
filed 2007-09-28
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 10549
FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007

Diapulse Corporation of America
(Exact Name of registrant as specified on its charter)

Delaware	13-5671991
(State or other jurisdiction of)	(I.R.S. Employer
incorporation of organization	Identification Number)

475 Northern Boulevard
Great Neck, New York	11021
(Address of principal offices)	(Zip Code)

Registrant’s telephone number,
including area code	516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

  Yes ☐       No ☒

As of March 31, 2007 there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

Explanatory Note

This Form 10-QSB/A only amends the Form 10-QSB for the quarter ended March 31, 2007, that was filed with the SEC on May 14, 2007 (“Original Filing”), by including Item 3 herein, which Item was inadvertently excluded from the Original Filing, and with the exception of the inclusion of the Item, no other information in the Original Filing is amended hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A only contains the item being amended and current dated certifications from the individual serving as Principal Executive and Principal Financial Officer. We have not updated the information contained herein for events occurring subsequent to the date of the Original Filing.

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the individual who serves as Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive and Principal Financial Officer, to allow for timely decisions regarding required disclosure of information required to be included in the Company’s periodic SEC reports. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive and Principal Financial Officer has concluded that these disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

In January 2007, due to the death of Jesse Ross, the individual then-serving as Chief Executive Officer, David Ross became the sole executive officer of the Company, including Chief Executive Officer and Principal Accounting Officer. Accordingly, there is no longer a segregation of duties between those positions. The absence of such segregation has materially affected and is reasonably likely to materially affect the Company’s internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAPULSE CORPORATION OF AMERICA
Registrant

By:	/s/ David M. Ross
David M. Ross, President

Date: September 27, 2007