Form 10QSB/A
period 2007-06-30
DIAPULSE CORP OF AMERICA
filed 2007-09-28
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 10549
FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007
Diapulse Corporation of America
(Exact Name of registrant as specified on its charter)

Delaware	13-5671991
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

475 Northern Boulevard
Great Neck, New York	11021
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code	516-466-3030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

   Yes  ☐                             No ☒

As of June 30, 2007 there were 3,960,730 shares of common stock outstanding.
______________

Transitional Small Business Disclosure Format:

Yes ☐                                                   No ☒

Explanatory Note

This Form 10-QSB/A only amends the Form 10-QSB for the quarter ended June 30, 2007 that was filed with the SEC on August 15, 2007 (“Original Filing”), by including Item 3 herein, which Item was inadvertently excluded from the Original Filing, and with the exception of the inclusion of the Item, no other information in the Original Filing is amended hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A only contains the item being amended and current dated certifications from the individual serving as Principal Executive and Principal Financial Officer. We have not updated the information contained herein for events occurring subsequent to the date of the Original Filing.

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