Form 10QSB
period 2007-09-30
DIAPULSE CORP OF AMERICA
filed 2007-11-14
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from ________________

Commission File No. 132-3

Diapulse Corporation of America
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	13-5671991 (I.R.S. Employer Identification Number)

475 Northern Boulevard
Great Neck, New York 11021 (Address of principal executive offices)	516-466-3030 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 1, 2007, there were 3,962,058 shares of common stock outstanding.

Transitional Small Business Disclosure Format: (Check one)

Yes ☐    No ☒

DIAPULSE CORPORATION OF AMERICA

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	BALANCE SHEETS (UNAUDITED)
	September 30, 2007	3 - 4

	STATEMENTS OF OPERATIONS (UNAUDITED)
	Nine Months ended September 30, 2007	5
	Three Months ended September 30, 2007	6

	STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months ended September 30, 2007	7 - 8

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	9 -10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
	OR PLAN OF OPERATION	11-12

ITEM 3A(T)	CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
	AND USE OF PROCEEDS	14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5.	OTHER INFORMATION	14

ITEM 6.	EXHIBITS	14

SIGNATURES

SIGNATURE PAGE		15

EXHIBIT INDEX		16

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

	September 30, 2007	Dec. 31, 2006
	Unaudited	Audited
Assets
Current Assets:
Cash and cash equivalents	$317,696	$312,027
Current portion of accounts receivable, net of
Allowance for doubtful accounts of $238,814 at
September 30, 2007 and $249,990 at December 31, 2006	28,581	76,438
Inventories	393,777	402,078
Commission advances	22,738	69,493
Other current assets	15,836	14,586

Total current assets	778,628	874,622

Property and equipment, net	6,349	6,203

Other assets:
Accounts receivable, net of current portion	70,278	73,514
Commission advances to related parties	36,580	40,167
Security deposits	9,763	24,079

Total other assets	116,621	137,760

Total Assets	$901,598	$1,018,585

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

Liabilities and Stockholder's Equity (Deficiency)

	September 30, 2007	Dec. 31, 2006
	Unaudited	Audited

Current Liabilities:
Accounts payable and accrued liabilities including
$71,518 at September 30, 2007 and $69,199 at
December 31, 2006 to related parties	$137,760	$175,863
Accrued income taxes	155	2,555
Loan payable	137,022	44,797
Total current liabilities	274,937	223,215

Long-term portion of amounts due to officer/stockholder	3,276,619	3,467,816

Total Liabilities	3,551,556	3,691,031

Stockholders' equity:
Common stock - $.025 par value:
Authorized 15,000,000 shares, issued 3,962,058 shares
as at September 30, 2007 and December 31, 2006	99,051	99,051
Additional paid-in capital	2,293,272	2,293,272
Accumulated deficit	(5,039,953)	(5,062,441)
	(2,647,630)	(2,670,118)

Less treasury stock 1,328 shares as at September 30, 2007 and December 31, 2006 at cost	(2,328)	(2,328)

Total stockholders' equity (Deficiency)	(2,649,958)	(2,672,446)

Total liabilities and stockholders' equity (Deficiency)	$901,598	$1,018,585

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2007	2006

Net Sales and rentals	$570,192	$825,245

Cost of sales and rentals	86,016	81,963

Gross Margin	484,176	743,282

Operating Expenses:
Selling, general and administrative	432,836	572,701
Interest expense (principally to related parties)	44,926	211,254

Total Operating Expenses	477,762	783,955

Net Operating Income (Loss)	6,414	(40,673)
Interest and other income	16,122	36,381

Income (Loss) before Provision for Income Taxes	22,536	(4,292)
Provision for Income Taxes	48	60,804
Net Income (Loss)	$22,488	$(65,096)

Basic Earnings (Loss) Per Share	$0.01	$(0.02)

Weighted Average Number of Common
Shares Outstanding	3,960,730	3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	September 30
	2007		2006
Net Sales and rentals	$106,487		$239,225

Cost of sales and rentals	24,481		33,334

Gross Margin	82,006		205,891

Operating Expenses:
Selling, general and administrative	115,429		195,553
Interest expense (principally to related parties)	14,348		75,691

Totaling Operating Expenses	129,777		271,244

Net Operating (Loss)	(47,771)		(65,353)
Interest and other income	5,061		2,982

(Loss) before Provision for Income Taxes	(42,710)		(62,371)
Provision for Income Taxes	(531)		-
Net (Loss)	$(42,179)		$(62,371)

Basic Earnings (Loss) per Share	$(0.01)	$	(0.02)

Weighted Average Number of Common
Shares Outstanding	3,960,730		3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$22,488	$(65,096)

Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,755	6,093
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	51,093	(55,716)
(Increase) Decrease in inventories	8,301	(35,828)
(Increase) Decrease in commission advances	50,342	(36,595)
(Increase) Decrease in other assets	13,066	(4,197)
(Decrease) in accounts payable and accrued liabilities	(38,103)	(56,906)
(Decrease) Increase in income taxes	(2,400)	68,024

Total adjustments	84,054	(115,125)

Net cash provided (used) by operating activities	106,542	(180,221)

Net cash (used in) investing activities:	(1,901)	-
Capital Expenditures
Financing activities:
(Decrease) Increase in amounts due officer	(191,197)	317,753
(Decrease) Increase in loans payable	92,225	(200,051)
Net cash provided by (used in) Financing activities	(98,972)	117,702

See Notes to Financial Statements

DIAPULSE CORPORTION OF AMERICA
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2007	2006
Net (Decrease) Increase in cash
And cash equivalents	5,669	(62,519)
Cash and cash equivalents -
Beginning of Period	312,027	479,794
Cash and cash equivalents -
End of Period	$317,696	$417,275

Cash paid during the years for:
Interest	$9,516	$1,494
Taxes	2,179	-

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation

The balance sheets of Diapulse Corporation of America as of September 30, 2007 and the related statements of income and cash flows for the nine months ended September 30, 2007 and September 30, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three- and nine-month periods ended September 30, 2007 and September 30, 2006 and for all periods presented have been made. Results of operations for the three- and nine-month periods ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. There have been no changes of significant accounting policies since December 31, 2006.

Pursuant to the Company’s accounting policy regarding inventory, inventory as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30 2007	December. 31 2006
	(unaudited)

Parts, components and subassemblies	$276,812	$275,040
Finished goods	116,965	127,038
Total Inventories	$393,777	$402,078

3. Summary of Recently Issued Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

DIAPULSE CORPORATION OF AMERICA
NOTES TO FINANCIAL STATEMENTS

4. Commitments and Contingencies

In May of 2007, the Company entered into a five year lease for rental space in Great Neck, New York. The minimum yearly commitment is as follows:
Year	Amount
2007	$23,007
2008	40,359
2009	41,773
2010	43,235
2011	44,748
2012	15,086
Total:	$208,208

DIAPULSE CORPORATION OF AMERICA
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words “believes,” “anticipates,” “estimates,” “expects” and words of a similar nature which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations based on certain risks and uncertainties, including the risk factors referenced in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Company develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. A number of insurance companies reimburse the Company for treatment.

Nine Months Ended September 30, 2007 and September 30, 2006

Results of Operations

Net sales and rentals for the current nine months decreased by $255,053 to $570,192 from last year’s comparable nine month period of $825,245. This was due primarily to a decrease in machine sales.

Operating expenses for the current nine months decreased by $139,865 to $432,836 from last year’s comparable nine month period of $572,701 and this was primarily due to reduction in sales commissions, salaries and rent expenses.

DIAPULSE CORPORATION OF AMERICA
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Three Months Ended September 30, 2007 and September 30, 2006

Results of Operations

Net sales and rentals for the current three months decreased by $132,738 to $106,487 from last year’s comparable three-month period of $239,225. This was due primarily to a decrease in machine sales.

Operating expenses for the current three months decreased by $80,124 to $115,429 from last year’s comparable three month period of $195,553 and this was primarily due to reduction in sales commissions, salaries and rent expenses.

Liquidity and Capital Resources

As of September 30, 2007 the Company had working capital of $503,691 and a current ratio of 2.83 to 1. This represents a decrease in working capital since December 31, 2006 of $147,716.

The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through machine rental and sales. The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve-month period.

Impact of Inflation

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses in the future could have a significant impact on the Company’s operating results to the extent that the effect of such increases cannot be transferred to its customers.

DIAPULSE CORPORATION OF AMERICA
ITEM 3A(T) - CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls in the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

DIAPULSE CORPORATION OF AMERICA
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was involved as plaintiff in litigation filed on August 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys’ fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the company were dismissed with prejudice and one of the Corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgment but is not aware of any assets owned by the judgment debtor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.	Rule 13a-14(a) Certification

32.	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAPULSE CORPORATION OF AMERICA
Registrant

By	/s/ David M. Ross
David M. Ross, President Date: November 14, 2007

EXHIBIT INDEX

31. Rule 13a-14(a) Certification

32. Section 1350 Certification