Form 10KSB
period 2007-12-31
DIAPULSE CORP OF AMERICA
filed 2008-03-31
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1935

For the transition period from __________________ to __________________

Commission file number: 132-3

DIAPULSE CORPORATION OF AMERICA

(Name of small business issuer in its charter)

Delaware	13-5671991
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

475 Northern Boulevard
Great Neck, New York	11021
(Address of principal	(Zip Code)
executive offices)

Issuer’s telephone number	(516)-466-3030

Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.025 PER SHARE
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant’s revenues for the fiscal year ended December 31, 2007 were $67,878.
On March 7, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the bid and the ask prices of the common stock as reported by an independent market maker, was: $1,004,745.90

Number of shares outstanding of each of the registrant class of common stock as of March 6, 2008: 3,962,058.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format (check one):
YES ☐ NO ☒

DIAPULSE CORPORATION OF AMERICA

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I.

Item 1.	Description of Business	2
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II.

PART III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	7
Item 10.	Executive Compensation	8
Item 11.	Security Ownership of Certain Beneficial Owners and Management	9
Item 12.	Certain Relationships and Related Transactions	10

PART IV.
Item 13.	Exhibits	11
Item 14.	Principal Accountant Fees and Services	11

	SIGNATURES	12
	FINANCIAL STATEMENTS	F1-F17

PART I

Item 1. Description of Business.

Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Registrant develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. The Registrant has not significantly varied the product or its service rendered for more than the past three years.

Suppliers. The Registrant purchases raw materials and component parts of its units from various suppliers of electronic products. A majority of the individual component parts of the Diapulse units are standard and available from many suppliers. Were the Registrant to change from its present suppliers for any reason, it believes that no significant difficulties would be experienced in the replacement of raw materials from other suppliers, and there would be no reduction in the quality or quantity of the material purchased.

Sales and Customers. The Registrant is not dependent upon any single customer, and sells and rents to numerous customers, the loss of any one of which would not have a significant adverse effect on the Registrant's results of operations.

The Registrant rents and sells Diapulse units to hospitals, nursing homes and physicians, and rents its equipment to individuals on prescription. The Company has received payment from private insurance and reimbursements have also been received from Medicare following administrative procedures. Specifically, in a decision memorandum issued on December 22, 2003, with an effective date of July 1, 2004, the Center for Medicare and Medicaid (CMS) granted approval for coverage of the Diapulse(R) Wound Treatment System(TM). This permits payment for Diapulse treatments to hospitals, nursing homes, physicians and physical therapists for patients who have chronic wounds such as Stage III and Stage IV pressure ulcers, arterial ulcers, diabetic ulcers and venous stasis ulcers.

Backlog. The Registrant has sufficient inventory of completed units and spare parts to manufacture additional units for the foreseeable future to fill orders as they arrive. Because orders are filled quickly, firm backlog at most points in time is not significant. Orders received by the Registrant are not seasonal and are routinely filled throughout the year.

Patents. The Company owns several patents. The Company also has trademarks. In order to protect the Company’s intellectual property rights, it relies on a combination of trade secret, copyright, patent and trademark laws and employee and third-party nondisclosure agreements. The Company also limits access to and distribution of its proprietary information. Notwithstanding the efforts the Company takes to protect its proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. While the Company believes that in the aggregate its patents are important to its operations, it does not believe that one or any group of them is so important that its termination could materially affect the Company’s operations.

Employees. The registrant currently employs seven individuals, including independent contractors and commission sales representatives. Of those seven individuals, two are full-time employees.

Forward-Looking Information. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Competition. The market for the Company’s Diapulse wound care technology is highly competitive. Nevertheless, due to the fact that the Company’s technology is proprietary, with fifty years of published studies in peer review medical journals, the Company does not believe that any other company can effectively compete with the Diapulse technology. The Company believes that its technical expertise enhances its market position and customer relationships. The Company competes primarily on the basis of technical expertise, quality, service and price.

Research and Development. The Company spent approximately $6,281 and $6,756 for research and development in the fiscal years ended December 31, 2007, and December 31, 2006, respectively. This cost was not borne by consumers of the Company’s products.

Item 2. Description of Property.

The Registrant maintains its principal office and factory at 475 Northern Boulevard, Great Neck, New York. In May 2007, the Company entered into a 5-year lease for this space, the term of which is set to expire on April 30, 2012. Rental payments are as follows: 2007: $23,007; 2008: $40,359; 2009: $41,773; 2010: $43,235; 2011: $44,748; 2012: $15,086. The Company does not invest in real estate unrelated to its operations. The Company believes that this property is adequate for its immediately foreseeable needs. In the opinion of management, the property is adequately insured.

Item 3. Legal Proceedings.

The Company was involved as plaintiff in litigation filed in August, 1994, alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York law and under federal law. The complaint demanded damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys' fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the Company were dismissed with prejudice, and one of the corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,867.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable, and the Company would be entitled to enter a judgment for the balance. The agreement also provided for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001, and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgment but is not aware of any assets owned by the judgment debtor.

For equipment and services provided between September 1, 1995 and October 31, 2004, the Company submitted claims totaling approximately $800,000 for Medicare Insurance Benefits for the Aged and Disabled Program. Following the rejection of these claims by administrative law judges, the Company sought their review of the decisions by Departmental Appeals Board, Medicare Appeals Council, which review was denied in March 2006. In connection with its claims, the Company commenced in May 2006 an action against Michael O. Leavitt (in his representative capacity as Secretary of Health and Human Services) in the United States District Court for the Eastern District of New York. The action is currently pending.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Registrant’s common stock trades on the NASDAQ over-the-counter market, under the symbol DIAC. The bid and asked closing sales prices are listed below.

Quarter Ended

2007					2006
	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Bid:	$.45	$.55	$.40	$.45	$.75	$.60	$.80	$.60

As of December 31, 2007, there were approximately 1,407 stockholders of record. The Company has not paid any cash dividends during any of the periods indicated above. The Company anticipates that it will continue to retain its earnings to finance the growth of its business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Overview. During the fiscal year ended December 31, 2007, the Registrant has been establishing and expanding its distribution network, sales force and sales and rental programs. Controlled and double-blind studies demonstrating the clinical value of the Registrant's product have been published in peer review medical journals which continue to aid marketing. At the present time there are 40 Diapulse publications on Medline. Sales and rentals to hospitals and long-term care facilities have continued to increase as a result of the Center for Medicare and Medicaid’s grant of approval for coverage of the Diapulse® Wound Treatment System™, effective July 1, 2004.

Net Revenues. During the year ended December 31, 2007, revenues decreased by $100,431, or 11%, as compared to the year ended December 31, 2006. This decrease was due, in large part, to the diversions of management and other sales employee efforts due to the relocation of the Company’s principal executive offices in connection with its cost-cutting program, as well as to the reduction in the Company’s pursuit of Medicare claims following the death of the Company’s principal executive officer, Jesse Ross, early in the year.

Cost of Sales. During the year ended December 31, 2007, cost of sales increased by $14,927 as compared to the year ended December 31, 2006. This increase was a result of increased costs associated with the higher price of raw materials and component parts used in the manufacture of Diapulse units when compared to the prior fiscal period.

Operating Expenses. Operating expenses, exclusive of interest and Provisions for Doubtful Accounts, decreased by $81,830 in 2007 as compared with 2006, due to the implementation of a cost-cutting program that helped reduce payroll and rent.

Interest Expense. Interest expense from 2006 to 2007 decreased by $229,890 due to a reduction in the amount of indebtedness outstanding during the 2007 fiscal period, together with a reduction in the interest rate applied to such indebtedness.

Inflation. In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

Liquidity and Capital Resources

As of December 31, 2007, the Registrant had working capital of $405,078. Working capital as of December 31, 2006, was $651,407.

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

Working Capital Ratios

These ratios measure the Registrant's ability to meet its short-term obligations. As used in the table below, the current ratio refers to an evaluation of working capital that is computed by dividing current liabilities into current assets. The quick ratio compares the highly liquid current assets (cash, cash equivalents and accounts receivable) with current liabilities.

	December 31,	December 31,
	2007	2006
Working Capital	$405,078	$651,407
Current ratio	2.87 to 1	3.9 to 1
Quick ratio	.86 to 1	1.4 to 1

The Company was party to a line of credit agreement with Bank of America for borrowings of up to $200,000, at an interest rate of 2.0% above prime and payable on demand. As of March 6, 2008, the Company had no outstanding balance on this credit line, which was terminated on or about November 21, 2007. The Company’s former president personally guaranteed the credit line.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

The financial statements to be provided pursuant to this Item are included under Pages F1 - F17 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the individual who serves as its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including to the Chief Executive and Principal Financial Officer, to allow for timely decisions regarding required disclosure of information required to be included in our periodic SEC reports. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive and Principal Financial Officer has concluded that these disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls in the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that Diapulse did not maintain effective internal control over financial reporting as of December 31, 2007, primarily due to the lack of segregation of duties related to accounting and reporting of financial transactions as a result of the fact that one person serves as both Chief Executive and Chief Financial Officer of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting identified by management. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of the Company as of March 6, 2008, were as follows:

Name	Age	Title

David M. Ross	60	President, Chief Executive Officer, Treasurer, Secretary, Director and Chairman of the Board

Jonathan E. Ross	24	Director

Abraham Jaeger, MD	60	Director

David M. Ross became the Company’s sole executive officer and serves as Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary on January 22, 2007. Prior to that date, from July 2002, Mr. Ross was a Vice President of the Company. Mr. Ross was an independent sales representative and consultant since 1971 and has been a full-time employee since 1998. Mr. Ross became a Director of the Company during 1989.

Jonathan E. Ross, a graduate of Rochester Institute of Technology with a B.S. degree in Microelectronic Engineering, has worked with the Company in the areas of production, service, and Research and Development. He worked as a Research and Development Oncology Engineer with Boston Scientific form January to June 2006, during which period he also worked as a Process Engineer with Micron Semiconductor Ltd. Since March 2007, he has worked for Accenture Ltd., a business consulting company. Mr. Ross became a director on August 21, 2007.

Abraham Jaeger, MD, has a specialty in Internal Medicine and has worked, for more than five years, as an independent consultant to the Company in the area of wound care and pain management. He has lectured worldwide to the medical community on application of Diapulse(R) Medical Technology. Mr. Jaeger became a director on August 21, 2007.

Jesse Ross had been actively engaged in the business of the Registrant and had been its President since its incorporation. He had devoted his full-time services to the business of the Registrant since 1957. Jesse Ross passed away on January 13, 2007. His son, David M. Ross, became the sole executive officer of the Company on January 22, 2007

Jonathan E. Ross is the son of David M. Ross.

Board of Directors

Directors are elected at the annual meeting of the Company's stockholders to hold office until the next annual meeting and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors and may receive such compensation for their services as is fixed from time to time by resolution of the Board.

Code of Ethics

A copy of the Diapulse Corporation of America Code of Professional Ethics can be obtained upon request from the company free of charge.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based on the Company’s understanding that the shares of common stock previously owned by Jesse Ross were transferred to his heirs, including David Ross, during the fiscal year ended December 31, 2007, and the fact that no copy of a report regarding that transfer was furnished to the Company during fiscal 2007, the Company believes that Mr. Ross failed to timely comply with the requirements of Section 16(a) during fiscal 2007. Based solely on verbal representations that no other reports were required, the Company believes that its other directors complied with the requirements of Section 16(a).

The Company does not have a separately-designated standing audit committee; rather, the Board of Directors performs the duties of an audit committee. In addition, the Company does not have an audit committee financial expert due to its current inability to adequately compensate an independent director with those qualifications.

Policy For Stockholder Communications

Mail can be addressed to the Company’s Directors in care of Diapulse Corporation of America, 475 Northern Boulevard, Great Neck, New York 11021. At the direction of the Board of Directors, all mail received will be opened and screened for security purposes. Mail addressed to a particular Director will be forwarded or delivered to that Director. Mail addressed to the “Board of Directors” will be forwarded or delivered to the Chairman of the Board.

Item 10. Executive Compensation.

Cash Compensation. For the years ended December 31, 2006 and 2007, no officer received or was entitled to receive more than $100,000 in compensation from the Registrant.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation paid to the individual serving as the Company’s chief executive officer for the two fiscal years ended December 31, 2007, and December 31, 2006. For these two fiscal years, no employee that served as an executive officer of the Company was paid compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Ross, President,	2007	80,000		$18,000	-	-	-	-	0	98,000
Director and
Chairman of the Board(1)

Jesse Ross, President,	2007	0		0	-	-	-	-	0	0
Director and Chairman of the Board	2006	100,000	(2)	0	-	-	-	-	0	100,000

(1) David Ross was elected Chairman of the Board, Chief Executive Officer and Principal Financial Officer on January 22, 2007. Prior thereto, Jesse Ross served as President, Director and Chairman of the Board until his death on January 13, 2007.

(2) For the year ended December 31, 2006, Mr. Jesse Ross, then President of the Company, deferred $100,000 of salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning outstanding equity awards of named executive officers as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jesse Ross, President, Director and Chairman of the Board*	1,000,000	-	$.65	03/27/08

* On March 29, 1997, the Company granted to Jesse Ross, as President of the Company, an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the exercise price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.65 per share from March 27, 1998 for the balance of the term of the option. Jesse Ross died on January 13, 2007.

Compensation Pursuant to Plans. The Registrant has no pension, retirement, stock or any other form of deferred compensation plans.

DIRECTORS' COMPENSATION

Directors of the Company currently receive no compensation for their service as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth certain information with respect to shares of the Registrant’s common stock beneficially owned by individuals owning more than five percent of the Registrant's common stock.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class
Daniel Ross	529,750 (1)	13.4%
6567 Petunia Place
Carlsbad, CA 92009

(1) Consists of shares for which David M. Ross exercises voting control.

Security Ownership of Management and Directors. The following table sets forth certain information with respect to shares of the Registrant's common stock beneficially owned by directors and named executive officers of the Registrant as of March 6, 2008.

Name of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class
David M. Ross	1,589,450 (1)	40.12

Jonathan E. Ross	8,500	*

All officers and directors as a group	1,597,950	40.33

(1) Does not include 529,750 shares of common stock owned by Daniel Ross as to which David M. Ross has voting control and as to which David M. Ross disclaims beneficial ownership.
* Less than 1%.

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2007, the Company had notes payable to Jesse Ross in the amount of $3,270,145. Effective January 1, 2007, the executors of the estate of Jesse Ross elected to reduce the interest rate on these notes to 1.25%. Prior thereto, the interest rate was 1% above prime. During fiscal 2007, payments on these notes of $238,355 were made in the aggregate to Jesse Ross and his estate. Effective January 1, 2008, the executors of the estate elected to change the interest rate to 1% above prime.

As of December 31, 2007, the Company had an outstanding advance commission of $36,580 paid to Daniel Ross, a son of Jesse Ross, who served as an independent sales agent and became an employee of the Company on January 21, 2003. Commission advances represent cash advances by the Company to independent sales representatives, which are to be applied against future sales. These advances are non-interest bearing. The Company has determined that the advance to Daniel Ross is uncollectible and has reduced its accounts receivable by that amount.

As of December 31, 2007, the amount of $73,054 was owed to Gladys Ross, the widow of Jesse Ross, for unpaid salary and accumulated interest based on a rate of 1% above prime. Interest incurred on this debt during 2007 equals $6,334, a portion of which was paid during fiscal 2007.

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

Director Independence

The Company’s directors are David M. Ross, Jonathan E. Ross and Abraham Jaeger, MD, none of whom are independent under the listing standards of The Nasdaq Stock Market.

PART IV

Item 13. Exhibits.

Exhibits: The following Exhibits are filed as part of this report:

3.1	Certificate of Incorporation of Diapulse Corporation of America, filed October 2, 1957.

3.2	Amendment to Certificate of Incorporation, filed October 16, 1959.

3.3	Amendment to Certificate of Incorporation, filed December 20, 1961.

3.4	Amendment to Certificate of Incorporation, filed June 13, 1990.

3.5	Amendment to Certificate of Incorporation, filed July 12, 1994.

4.1	Form of Stock Certificate of Diapulse Corporation of America.

10.1	Lease Agreement between Affiliated Developers, Inc. and Diapulse Corporation commencing May 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed by Granick & Gendler, CPAs for professional services rendered for the audits of the company's annual financial statements on Form 10-KSB and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2007 were approximately $41,000, and for the year ended December 31, 2006 were approximately $41,000.

AUDIT RELATED FEES

There were no fees billed by the principal accountants in the years ended December 31, 2007 and 2006 for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements.

TAX FEES

The fees billed by our audit firm for the preparation of our Corporate tax return for the year ended December 31, 2007, were $1,600 and for the year ended December 31, 2006 were $1,500.

ALL OTHER FEES

There were no other fees for professional services rendered by the Company's independent auditors for the fiscal years ended December 31, 2007 and 2006.

The Board of Directors approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Board of Directors pre-approved all non-audit services to be performed by the auditor.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAPULSE CORPORATION OF AMERICA Registrant

By:	/s/ David M. Ross
David M. Ross, President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity		Date

/s/ David M. Ross		March 31, 2008
Name:	David M. Ross
Title:	President, Director and
Chairman of the Board

/s/ Jonathan E. Ross		March 31, 2008
Name:	Jonathan E. Ross
Title:	Director

/s/ Abraham Jaeger		March 31, 2008
Name:	Abraham Jaeger, MD
Title:	Director

PART II

DIAPULSE CORPORATION OF AMERICA

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

Page

Report of Independent Certified Public Accountants	F-2

Financial statements:

Balance sheets	F-3 - F-4

Statements of operations	F-5

Statements of stockholders’ equity (deficiency)	F-6

Statements of cash flows	F-7 - F-8

Notes to financial statements	F-9 - F-17

Granick & Gendler
CERTIFIED PUBLIC ACCOUNTANTS

60 EAST 42ND STREET
NEW YORK, NY 10165
(212) 697-1075

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Diapulse Corporation of America

We have audited the accompanying balance sheets of Diapulse Corporation of America as of December 31, 2007 and the related statements of operations, stockholders’ deficiency and cash flows for each of the two-year periods ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diapulse Corporation of America as of December 31, 2007 and the results of its operations and its cash flows for each of the two-year periods ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

GRANICK & GENDLER
Certified Public Accountants

New York, New York
March 27, 2008

DIAPULSE CORPORATION OF AMERICA

BALANCE SHEETS

DECEMBER 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$172,936
Current portion of accounts receivable, net of
allowance for doubtful accounts of $276,530	14,160
Inventory	423,623
Other current assets	11,510

Total current assets	622,229

Property and equipment, net	5,574

Other assets:
Accounts receivable, net of current portion	55,247
Security deposits	9,763

Total other assets	65,010

Total assets	$692,813

The accompanying Notes are an integral part of these financial statements.

The accompany DIAPULSE CORPORATION OF AMERICA

BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:

Accounts payable and accrued liabilities
including $ 73,054 to related parties	$216,096
Accrued income taxes	1,055

Total current liabilities	217,151

Long-term portion of notes payable to former officer/stockholder	3,270,145

Total liabilities	3,487,296

Commitments

Stockholders’ deficiency
Common stock, $.025 par value per share
authorized 15,000,000 shares, issued
3,962,058 shares	99,051
Additional paid-in capital	2,293,272
Accumulated deficit	(5,184,478)
(2,792,155)

Less treasury stock, 1,328 shares at cost	(2,328)

Total stockholders’ deficiency	(2,794,483)

Total liabilities and stockholders’ deficiency	$692,813

The accompanying Notes are an integral part of these financial statements.

DIAPULSE CORPORATION OF AMERICA

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue
Rental income	$67,878	$270,530
Sales of machinery	730,750	628,529
Total revenue	798,628	899,059

Cost of sales and rentals	131,487	116,560

Gross margin	667,141	782,499

Operating expenses:
Selling, general and administrative	711,838	793,668
Provision for doubtful accounts	36,633	144,946
Interest expense (principally to related parties)	57,783	287,673

Total operating expenses	806,254	1,226,287

(Loss) from operations	(139,113)	(443,788)
Interest and other income	19,141	41,046
(Loss) from sale of investments	(797)	--
(Loss) before income taxes	(120,769)	(402,742)
Income taxes	1,268	4,144

Net (Loss)	$(122,037)	$(406,886)

Basic and diluted loss per share	$(0.03)	$(0.10)

Weighted average number of common shares
outstanding	3,960,730	3,960,730

The accompanying Notes are an integral part of these financial statements.

DIAPULSE CORPORATION OF AMERICA

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEAR ENDED DECEMBER 31, 2007

	Common Stock		Additional				Total
	Issued		Paid-In-	Accumulated	Treasury	Stock	Stockholders’
	Shares	Amounts	Capital	Deficit	Shares	Amounts	Deficiency

Balance, January 1, 2006	3,962,058	$99,051	$2,293,272	(4,655,555)	1,328	($2,328)	($2,265,560)
Net (loss)				(406,886)			(406,886)

Balance, December 31, 2006	3,962,058	$99,051	$2,293,272	(5,062,441)	1,328	($2,328)	($2,672,446)

Net (loss)				(122,037)			(122,037)

Balance, December 31, 2007	3,962,058	$99,051	$2,293,272	(5,184,478)	1,328	($2,328)	($2,794,483)

The accompanying Notes are an integral part of these financial statements.

DIAPULSE CORPORATION OF AMERICA

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Operating activities:
Net Loss	$(122,037)	$(406,886)

Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
Depreciation	2,530	8,127
Provision for losses on accounts receivable	276,530	249,990
Accrued interest to officer	1,332,727	1,315,166

Changes in assets and liabilities:
Accounts receivable	(195,985)	(134,959)

Inventories	(21,545)	(41,254)
Commission advances	109,660	(46,129)
Other current assets	3,076	16,253
Security deposits	14,316	1,974
Accounts payable and accrued liabilities	(1,293,994)	(1,064,058)

Total adjustments	227,315	305,110

Net cash provided by (used in) operating activities	105,278	(101,776)

Net cash (used in) investing activities
Capital expenditures	(1,901)	-

Net cash (used in) investing activities	(1,901)	-

The accompanying Notes are an integral part of these financial statements.

DIAPULSE CORPORATION OF AMERICA

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Financing activities:
Loans from officers	40,884	539,263
Repayments of loans to officers	(238,555)	(450,000)
Loan from Bank	(44,797)	(155,254)

Net cash provided by (used in) financing activities	(242,468)	(65,991)
Net increase (decrease) in cash	(139,091)	(167,767)

Cash and cash equivalents, beginning of year	312,027	479,794

Cash and cash equivalents, end of year	$172,936	$312,027

Cash paid during the years for:
Interest	$9,272	$29,744
Taxes	2,179	500

The accompanying Notes are an integral part of these financial statements.

DIAPULSE CORPORATION OFAMERICA

NOTES TO FINANCIAL STATEMENTS

1	Description of Business and Summary of Significant Accounting Policies

Diapulse Corporation of America (“the Company”) develops, manufactures and markets Diapulse (Registered Trademark) technology, a proprietary medical system which produces non-thermal pulsed high-frequency, high-peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. For the years 2007 and 2006 there were no major suppliers of component parts or raw materials. The Company’s product is sold and rented to hospitals, nursing facilities, outpatient clinics, physicians’ practices and prescribed for use in patients’ homes throughout the United States. In 2007 and 2006 there were no major customers. The Company does not require collateral for its accounts receivable.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company adopted the provisions of FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007. As a result of the implementation of FIN 48. no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax positions was necessary.

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

(Loss) Per Share

The Company adopted SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, the Company is required to present both basic net loss per share and diluted net loss per share in the financial statements for all periods presented. However, the Company did not present the diluted net loss per share since all options outstanding were anti-dilutive and not considered.

The Company uses SFAS No. 128, “Earnings Per Share” (“EPS”). (Loss) per share is computed by dividing the (loss) by the weighted average number of common shares outstanding during the period.

1	Description of Business and Summary of Significant Accounting Policies (continued)

	For The Year Ended 2006

	(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

(Loss) Per Share	$(406,886)	3,960,730	$(0.10)

	For The Year Ended 2007

	(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

(Loss) Per Share	$(122,037)	3,960,730	$(0.03)

All options outstanding during 2007 and 2006 were anti-dilutive and therefore not considered in the above computation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to  measure the fair value of stock options granted to employees. While SFAS 123R permits  entities to continue to use such a model, the standard also permits the use of a “lattice”  model. The full adoption of SFAS 123R will have no material impact on the financial  statement

1	Description of Business and Summary of Significant Accounting Policies (continued)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for accounts receivable allowance, depreciation and amortization, inventory and income taxes.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Newly Enacted Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

2	Accounts Receivable

Accounts receivable as of December 31, 2007, are summarized as follows:

Gross receivables - Medicare	$309,468
Gross receivables - Other	36,469
Less allowance for doubtful accounts	(276,530)
Net receivables	$69,407

Current portion of accounts receivable	14,160
Accounts receivable, net of current portion	55,247
$69,407

The Company evaluates the accounts receivable by reviewing historic percentages of collections against billings. The historic percentage is used to determine the allowance for uncollectible accounts. When an account is deemed uncollectible, it is charged against the allowance. Additions to the allowance are charged against operations.

3	Inventories

The components of inventories as of December 31, 2007 are summarized as follows:

Parts, components and sub-assemblies	$212,438
Finished goods	211,185
$423,623

4	Commission Advances and Accrued Commissions

Commission advances represent cash advances by the Company to several of its independent sales representatives, which are to be applied against future sales made by the representatives. These advances are non-interest bearing. See Note 6 for commission advances to related parties. Accrued commissions are generally paid upon receipt of accounts receivable.

5	Fair values of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2007 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying Balance Sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

6	Related Party Transactions

Due to the estate of a deceased officer/stockholder at December 31, 2007 are as follows:

Long term portion of notes payable	$3,270,145

6	Related party transactions (continued)

These notes bear interest at a rate of 1% above prime per year in year 2006. The executors for the estate elected to reduce the interest rate on these notes to 1.25% per year effective January 1, 2007. The Company will be charged an interest rate of 1% above prime per year commencing January 1, 2008.

The total interest charged to operations was $40,884 for 2007 and $279,577 for 2006.

Accounts payable and accrued liabilities as of December 31, 2007 included $73,054 (see Note 8), representing unpaid salaries and interest thereon to an individual related to the President of the Company. Interest incurred on the debt to this individual during 2007 was $6,334.

7	Property and Equipment

Property and equipment, at cost, as of December 31, 2007 consisted of the following:

Rental equipment	$51,280
Autos	73,297
Furniture and fixtures	58,262
Machinery and equipment	10,019
Office equipment	25,012
Computer equipment	24,489

Total property and equipment	242,359

Less accumulated depreciation	236,785
$5,574

The above schedule reflects the retirement of obsolete assets.

8	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2007.

Accrued expenses and interest to related
party (see Note 6)	$73,054
Accounts payable and other accrued liabilities	143,042
$216,096

9	Income taxes

The annual provision for income taxes for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006
Federal
Current	$0	$0
Deferred	0	0

State
Current	1,268	4,144
Deferred	0	0
	$1,268	$4,144

The reasons for the difference between the total tax provision and the amounts computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:
	2007	2006
Expected tax (benefit) including the effect of
State taxes	$(12,897)	$(102,732)
Deferred interest	14,165	76,876
Deferred salary payable to officer	0	30,000
	$1,268	$4,144

Income Taxes (continued)

Deferred tax assets at December 31, 2007, consisted of the following:

Deferred tax assets:
Deferred salaries	$300,000
Deferred interest	404,880

Gross deferred tax assets	704,880

Deferred tax assets valuation allowance	(704,880)
$0

As described in Note 1, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of “unrecognized tax positions,” and requires measurement and disclosure of such amounts. At both January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits.

10	Bank Line of Credit

The Company had a line of credit with Bank of America for $200,000 due on demand. This line of credit was charged interest of 2% above prime guaranteed by the former President of the Company, the credit line was paid in full during 2007 and was then closed. Interest paid on this line of credit was $10,565 in 2007.

11	Stock Options

On March 27, 1997 the Company granted to the President an option to purchase an aggregate of 1,000,000 shares of common stock of the Company at the exercise price of $.50 per share for one year from March 27, 1997, and if not exercised during that period, at $.65 per share from March 27, 1998 for the balance of the term of the option. The expiration date of the option is March 27, 2008.

On March 29, 1997, in connection with the sale of equipment, the Company entered into an equipment purchase and stock agreement (“the agreement”) with an independent sales representative whereby the Company sold $1,125,000 of equipment and granted the representative a stock option to purchase 100,000 shares of the Company’s common stock at $1.00 per share, and 100,000 shares at $1.50 per share. These stock options must be exercised within 120 days after the market price of the stock is maintained for 30 days at a price of $5.00 per share for 100,000 shares, and $6.00 per share for the next 100,000 shares. The options lapse if they are not exercised before the expiration of 120 days after the above prices are maintained for 30 days.

12	Litigation

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

12	Litigation (continued)

For equipment and services provided between September 1, 1995 and October 31, 2004, the Company submitted claims totaling approximately $800,000 for Medicare Insurance Benefits for the Aged and Disabled Program. Following the rejection of these claims by administrative law judges, the Company sought review of the decisions by the Departmental Appeals Board, Medicare Appeals Council, which review was denied in March 2006. In connection with its claims, the Company commenced in May 2006, an action against Michael O. Leavitt (in his representative capacity as Secretary of Health and Human Services) in the United States District Court for the Eastern District of New York. The action is currently pending.

The Company is a defendant in an action initiated by a previous landlord concerning alleged outstanding rent payments of approximately $47,000 due by the Company. The Company has accrued an amount in excess of the rent security deposit held by the previous landlord against this claim. The Company has filed a counterclaim alleging property damage in an amount greater than the claim for rent allegedly outstanding.

13	Commitments

In May of 2007, the Company entered into a five year lease for rental space in Great Neck, New York through April 30, 2012. The minimum yearly commitments are as follows:

Year	Amount
2008	$40,359
2009	$41,773
2010	$43,235
2011	$44,748
2012	$15,086

Total:	$185,201

Rent expenses for the years ending 2007 was $81,496 and 2006 was $139,473

DIAPULSE CORPORATION OFAMERICA

YEARS ENDED DECEMBER 31, 2007 AND 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAPULSE CORPORATION OF AMERICA Registrant

By:	/s/ David M. Ross
David M. Ross - President

Date: March 27, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name of Capacity	Date

/s/ David M. Ross	March 27, 2008
Name:	David M. Ross
Title:	President, Director and
Chairman of the Board
(Principal Executive Officer
and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of Diapulse Corporation of America, filed October 2, 1957.

3.2	Amendment to Certificate of Incorporation, filed October 16, 1959.

3.3	Amendment to Certificate of Incorporation, filed December 20, 1961.

3.4	Amendment to Certificate of Incorporation, filed June 13, 1990.

3.5	Amendment to Certificate of Incorporation, filed July 12, 1994.

3.6	Bylaws of Diapulse Corporation of America.

4.1	Form of Stock Certificate of Diapulse Corporation of America.

10.1	Lease Agreement between Affiliated Developers, Inc. and Diapulse Corporation commencing May 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.