Form 10-Q
period 2008-03-31
DIAPULSE CORP OF AMERICA
filed 2008-05-15
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT
For the transition period from ________________ to ___________________

Commission File No. 132-3

Diapulse Corporation of America
(Exact name of registrant as specified in its charter)

Delaware	13-5671991
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

475 Northern Boulevard
Great Neck, New York 11021
(Address of principal executive offices)
(Zip Code)
516-466-3030
(Registrant’s telephone number,
including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 5, 2008, there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format: (Check one)

Yes ☐   No ☒

DIAPULSE CORPORATION OF AMERICA

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	BALANCE SHEETS (UNAUDITED) March 31, 2008	3 - 4

	STATEMENTS OF OPERATIONS (UNAUDITED) Three Months ended March 31, 2008	5

	STATEMENTS OF CASH FLOWS (UNAUDITED) Three Months ended March 31, 2008	6 - 7

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

EXHIBIT INDEX		14

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

	March 31, 2008 Unaudited	Dec. 31, 2007 Audited
Assets
Current Assets:
Cash and cash equivalents	$147,932	$172,936
Current portion of accounts receivable, net of Allowance for doubtful accounts of $276,530 at March 31, 2008 and December 31, 2007 respectively	7,528	14,160
Inventories	407,246	423,623
Commission advances	660	-
Other current assets	14,343	11,510

Total current assets	577,709	622,229

Property and equipment, net	4,957	5,574

Other assets:
Accounts receivable, net of current portion	55,247	55,247

Security deposits	9,763	9,763

Total other assets	65,010	65,010

Total Assets	$647,676	$692,813

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

Liabilities and Stockholders’ Equity (Deficiency)

	March 31, 2008 Unaudited	Dec. 31, 2007 Audited

Current Liabilities:
Accounts payable and accrued liabilities including $74,379 at March 31, 2008 and $73,054 at December 31, 2007 to related parties	$191,531	$216,096
Accrued income taxes	-	1,055

Total current liabilities	191,531	217,151

Long-term portion of amounts due estate of former officer/stockholder	3,324,350	3,270,145

Total Liabilities	3,515,881	3,487,296

Stockholders' equity:
Common stock - $.025 par value:
Authorized 15,000,000 shares, issued 3,962,058 shares as at March 31, 2008 and December 31, 2007	99,051	99,051
Additional paid-in capital	2,293,272	2,293,272
Accumulated deficit	(5,258,200)	(5,184,478)
	(2,865,877)	(2,792,155)

Less treasury stock 1,328 shares as at March 31, 2008 and December 31, 2007 at cost	(2,328)	(2,328)

Total stockholders' equity (Deficiency)	(2,868,205)	(2,794,483)

Total liabilities and stockholders' equity (Deficiency)	$647,676	$692,813

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31
	2008	2007

Net Sales and rentals	$85,346	$118,020

Cost of sales and rentals	27,663	33,422

Gross Margin	57,683	84,598

Operating Expenses:
Selling, general and administrative	80,137	103,843
Interest expense (principally to related parties)	59,452	13,900

Total Operating Expenses	139,589	117,743

Net Operating (Loss)	(81,906)	(33,145)
Interest and other income	8,184	3,003

(Loss) before Provision for Income Taxes	(73,722)	(30,142)
Provision for Income Taxes	-	1,005
Net (Loss)	$(73,722)	$(31,147)

Basic (Loss) Per Share	$(0.02)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	3,960,730	3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	THREE MONTHS ENDED
	March 31

	2008	2007
Cash Flows From Operating Activities:
Net (Loss)	$(73,722)	$(31,147)

Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	617	585
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	6,632	(48,235)
(Increase) Decrease in inventories	16,377	9,907
(Increase) Decrease in commission advances	(660)	(701)
(Increase) Decrease in other assets	(2,833)	21,254
(Decrease) in accounts payable and accrued liabilities	(24,565)	(8,826)
(Decrease) Increase in income taxes	(1,055)	-
(Decrease) Increase in loans payable	-	56,953
Total adjustments	(5,487)	30,937

Net cash provided (used) by operating activities	(79,209)	(210)

Net cash (used in) investing activities:	-	-
Capital Expenditures
Financing activities:
(Decrease) Increase in amounts due officer	54,205	(199,547)

Net cash (used in) Financing activities	54,205	(199,757)

See Notes to Financial Statements

DIAPULSE CORPORTION OF AMERICA
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31
	2008	2007
Net (Decrease) in cash And cash equivalents	(25,004)	199,757
Cash and cash equivalents -
Beginning of Period	172,936	312,027
Cash and cash equivalents -
End of Period	$147,932	$112,270

Cash paid during the years for:
Interest	-	$2,123
Taxes	-	-

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
NOTES TO FINANCIAL STATEMENTS

1.  Basis of presentation

The balance sheets of Diapulse Corporation of America as of March 31, 2008 and the related statements of income and cash flows for the three months ended March 31, 2008 and March 31, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three-month periods ended March 31, 2008 and March 31, 2007 and for all periods presented have been made. Results of operations for the three-month periods ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. There have been no changes of significant accounting policies since December 31, 2007.

Pursuant to the Company’s accounting policy regarding inventory, inventory as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31	December 31
	2008 (unaudited)	2007

Parts, components and subassemblies	$199,413	$212,438
Finished goods	207,833	211,185
Total Inventories	$407,246	$423,623

3. Summary of Recently Issued Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q includes, without limitation, certain statements containing the words “believes,” “anticipates,” “estimates,” “expects” and words of a similar nature which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations based on certain risks and uncertainties, including any risk factors referenced in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

Diapulse Corporation of America (the "Company" or the "Registrant") is a Delaware corporation organized in 1957. The Company develops, manufactures and markets Diapulse Technology, a proprietary medical system which produces non-thermal pulsed high frequency, high peak power electromagnetic energy to treat post-operative edema and pain in acute and chronic wounds. It is used in hospitals, nursing facilities, outpatient clinics, physicians' practices and by prescription in patients' homes. Approximately seventeen months after submitting a Formal Request for Reconsideration, the Centers for Medicare and Medicaid Services (CMS) granted approval for coverage of the Diapulse Wound Treatment System in a Decision Memorandum issued December 22, 2003. In July 1, 2004, CMS issued a Healthcare Common Procedure Coding System (HCPCS) code G0329 electromagnetic therapy, (unattended), to one or more areas for chronic Stage III and Stage IV pressure ulcers, arterial ulcers, diabetic ulcers and venous stasis ulcers not demonstrating measurable signs of healing after 30 days of conventional care as part of a therapy plan of care. Reimbursement covers the use of Diapulse in hospitals, nursing homes, physician offices and clinics.

Three Months Ended March 31, 2008 versus Three Months Ended March  31, 2007

Results of Operations

Net sales and rentals for the current three months decreased by $32,674 to $85,346 from last year’s comparable three month period of $118,020. This was due primarily to a decrease in machine sales.

Operating expenses for the current three months decreased by $23,706 to $80,137 from last year’s comparable three month period of $103,843, primarily due to a reduction in sales commissions, salaries and rent expenses resulting from decreased sales during the period and the Company’s cost-cutting program implemented in the second quarter of fiscal 2007.

Liquidity and Capital Resources

As of March 31, 2008 the Company had working capital of $386,178 and a current ratio of 3 to 1. This represents a decrease in working capital since December 31, 2007 of $18,900 due to administrative costs consisting, in large part, of professional fees.

The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through machine rental and sales. The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next nine-month period.

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

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company was involved as plaintiff in litigation filed on August 1994, against Electropharmacology, Inc. alleging deceptive acts and practices, false advertising, unfair competition, breach of fiduciary duty under New York and under Federal Law. The complaint demands damages in an unspecified amount for compensatory, punitive and treble damages, profits and attorneys’ fees against corporate and individual defendants. In early 2000, a settlement agreement was reached whereby all claims against the company were dismissed with prejudice and one of the corporate defendants agreed to pay the Company the sum of $50,000 with interest at the rate of 9% per year, in level monthly installment payments of $1,786.41. The agreement further provided that in the event of failure to make the installment payments when due, the entire balance would immediately become due and payable and the Company would be entitled to enter judgment for the balance. The agreement also provides for the defendants to refrain from engaging in certain marketing practices in the future. The defendants failed to make any payments after the payment due on January 1, 2001 and in late 2001 a judgment for $39,215.61 was entered against the corporate defendant who had agreed to the monetary settlement. The Company is currently attempting to enforce the judgment but is not aware of any assets owned by the judgment debtor.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Diapulse Corporation of America, filed October 2, 1957. (1)

3.2	Amendment to Certificate of Incorporation, filed October 16, 1959. (1)

3.3	Amendment to Certificate of Incorporation, filed December 20, 1961. (1)

3.4	Amendment to Certificate of Incorporation, filed June 13, 1990. (1)

3.5	Amendment to Certificate of Incorporation, filed July 12, 1994. (1)

4.1	Form of Stock Certificate of Diapulse Corporation of America. (1)

31	Rule 13a-14(a)/15d-14(a) Certification.

32	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAPULSE CORPORATION OF AMERICA
Registrant

By:	/s/ David M. Ross
David M. Ross, President

Date:	May 15, 2008

EXHIBIT INDEX

3.1	Certificate of Incorporation of Diapulse Corporation of America, filed October 2, 1957. (1)

3.2	Amendment to Certificate of Incorporation, filed October 16, 1959. (1)

3.3	Amendment to Certificate of Incorporation, filed December 20, 1961. (1)

3.4	Amendment to Certificate of Incorporation, filed June 13, 1990. (1)

3.5	Amendment to Certificate of Incorporation, filed July 12, 1994. (1)

4.1	Form of Stock Certificate of Diapulse Corporation of America. (1)

31	Rule 13a-14(a)/15d-14(a) Certification.

32	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.