Form 10-Q
period 2008-06-30
DIAPULSE CORP OF AMERICA
filed 2008-08-13
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Zip Code)
516-466-3030
(Registrant’s telephone number,
including area code)

_____________________________________________________________________
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
Yes ☐   No ☒
As of August 11, 2008, there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format: (Check one)
Yes ☐   No ☒

DIAPULSE CORPORATION OF AMERICA

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	BALANCE SHEETS (UNAUDITED)
	June 30, 2008	3 - 4

	STATEMENTS OF OPERATIONS (UNAUDITED)
	Six Months ended June 30, 2008
	Three Months ended June 30, 2008-08-07 7	5

	STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months ended June 30, 2008	7-8

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10 - 11

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

EXHIBIT INDEX		16

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER		17 - 18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

	June 30, 2008	Dec. 31, 2007
	Unaudited	Audited
Assets
Current Assets:
Cash and cash equivalents	$116,402	$172,936
Current portion of accounts receivable, net of
Allowance for doubtful accounts of $276,530 at
June 30, 2008 and December 31, 2007 respectively	4,626	14,160
Inventories	407,396	423,623
Commission advances	900	-
Other current assets	11,983	11,510

Total current assets	541,307	622,229

Property and equipment, net	4,372	5,574

Other assets:
Accounts receivable, net of current portion	55,252	55,247

Security deposits	9,763	9,763

Total other assets	65,015	65,010

Total Assets	$610,694	$692,813

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

Liabilities and Stockholders’ Equity (Deficiency)

	June 30, 2008	Dec. 31, 2007
	Unaudited	Audited
Current Liabilities:
Accounts payable and accrued liabilities including
$75,516 at June 30, 2008 and $73,054 at
December 31, 2007 to related parties	$195,687	$216,096
Accrued income taxes	-	1,055

Total current liabilities	195,687	217,151

Long-term portion of amounts due estate of former officer/stockholder	3,370,087	3,270,145

Total Liabilities	3,565,774	3,487,296

Stockholders' equity:
Common stock - $.025 par value:
Authorized 15,000,000 shares, issued 3,962,058 shares
as at June 30, 2008 and December 31, 2007	99,051	99,051
Additional paid-in capital	2,293,272	2,293,272
Accumulated deficit	(5,345,075)	(5,184,478)
	(2,952,752)	(2,792,155)

Less treasury stock 1,328 shares as at June 30, 2008 and December 31, 2007 at cost	(2,328)	(2,328)

Total stockholders' equity (Deficiency)	(2,955,080)	(2,794,483)

Total liabilities and stockholders' equity (Deficiency)	$610,694	$692,813

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30
	2008	2007

Net Sales and rentals	$146,386	$463,705

Cost of sales and rentals	44,291	61,535

Gross Margin	102,095	402,170

Operating Expenses:
Selling, general and administrative	160,775	317,407
Interest expense (principally to related parties)	111,522	30,578

Total Operating Expenses	272,297	347,985

Net Operating Income (Loss)	(170,202)	54,185
Interest and other income	8,807	11,061

Income (Loss) before Provision for Income Taxes	(161,395)	65,246
Provision for Income Taxes	(798)	579
Net Income (Loss)	$(160,597)	$64,667

Basic Earnings (Loss) Per Share	$(0.04)	$0.02

Weighted Average Number of Common
Shares Outstanding	3,960,730	3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	June 30
	2008	2007

Net Sales and rentals	$61,040	$345,685

Cost of sales and rentals	16,628	28,113

Gross Margin	44,412	317,572

Operating Expenses:
Selling, general and administrative	80,638	213,564
Interest expense (principally to related parties)	52,070	16,678

Total Operating Expenses	132,708	230,242

Net Operating Income (Loss)	(88,296)	87,330
Interest and other income	623	8,058

Income (Loss) before Provision for Income Taxes	(87,673)	95,388
Provision for Income Taxes	(798)	(426)
Net Income (Loss)	$(86,875)	$95,814

Basic Earnings (Loss) Per Share	$(0.02)	$0.02

Weighted Average Number of Common
Shares Outstanding	3,960,730	3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	SIX MONTHS ENDED
	June 30
	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(160,597)	$64,667

Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,202	1,170
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,529	31,282
Decrease in inventories	16,227	8,301
(Increase) Decrease in commission advances	(900)	46,308
(Increase) Decrease in other assets	(473)	17,189
(Decrease) in accounts payable and accrued liabilities	(20,409)	(38,528)
(Decrease) Increase in income taxes	(1,055)	(1,600)

Total adjustments	(4,121)	64,122

Net cash provided (used) by operating activities	(156,476)	128,789

Financing activities:
(Decrease) Increase in amounts due officer	99,942	(190,935)
Increase in Loans Payable	-	94,563
Net cash provided (used in) Financing activities	99,942	(96,372)

See Notes to Financial Statements

DIAPULSE CORPORTION OF AMERICA
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	SIX MONTHS ENDED
	June 30
	2008	2007
Net Increase (Decrease) in cash
And cash equivalents	(56,534)	32,417
Cash and cash equivalents -
Beginning of Period	172,936	312,027
Cash and cash equivalents -
End of Period	$116,402	$34,444

Cash paid during the years for:
Interest	210	$6,976
Taxes	-	2,179

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
NOTES TO Unaudited FINANCIAL STATEMENTS

1.	Basis of presentation

The balance sheets of Diapulse Corporation of America as of June 30, 2008 and the related statements of income and cash flows for the six months ended June 30, 2008 and June 30, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the six-month periods ended June 30, 2008 and June 30, 2007 and for all periods presented have been made. Results of operations for the six-month periods ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. There have been no changes of significant accounting policies since December 31, 2007.

Pursuant to the Company’s accounting policy regarding inventory, inventory as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30 2008	December. 31 2007
	(unaudited)	(audited)
Parts, components and subassemblies	$207,983	$212,438
Finished goods	207,833	211,185
Total Inventories	$407,396	$423,623

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

Six Months Ended June 30, 2008 versus Six Months Ended June  30, 2007

Results of Operations

Net sales and rentals for the current six months decreased by $317,319 to $146,386 from last year’s comparable six month period of $463,705. This was due primarily to a decrease in machine sales.

Operating expenses for the current six months decreased by $156,632 to $160,775 from last year’s comparable six month period of $317,407, primarily due to a reduction in sales commissions, salaries and rent expenses resulting from decreased sales during the period and the Company’s cost-cutting program implemented in the second quarter of fiscal 2007.

Liquidity and Capital Resources

As of June 30, 2008 the Company had working capital of $345,620 and a current ratio of 2.76 to 1. This represents a decrease in working capital since December 31, 2007 of $59,458 due to administrative costs consisting, in large part, of professional fees.

The Company intends to fund its future operations, pursue research and development of current and future products and expand operations through machine rental and sales. The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next six-month period.

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

DIAPULSE CORPORATION OF AMERICA Registrant

Date: August 12, 2008	By:	/s/ David M. Ross
David M. Ross, President

EXHIBIT INDEX

3.1	Certificate of Incorporation of Diapulse Corporation of America, filed October 2, 1957. (1)

3.2	Amendment to Certificate of Incorporation, filed October 16, 1959. (1)

3.3	Amendment to Certificate of Incorporation, filed December 20, 1961. (1)

3.4	Amendment to Certificate of Incorporation, filed June 13, 1990. (1)

3.5	Amendment to Certificate of Incorporation, filed July 12, 1994. (1)

4.1	Form of Stock Certificate of Diapulse Corporation of America. (1)

31	Rule 13a-14(a)/15d-14(a) Certification.

32	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2008.