Form 10-Q
period 2008-09-30
DIAPULSE CORP OF AMERICA
filed 2008-11-12
CIK 28742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐   No ☒

As of November 11, 2008, there were 3,960,730 shares of common stock outstanding.

Transitional Small Business Disclosure Format: (Check one)

Yes ☐   No ☒

DIAPULSE CORPORATION OF AMERICA

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	BALANCE SHEETS (UNAUDITED) September 30, 2008	4 - 5

	STATEMENTS OF OPERATIONS (UNAUDITED) Nine Months ended September 30, 2008	6
	Three Months ended September 30, 2008-08-07	7

	STATEMENTS OF CASH FLOWS (UNAUDITED) Nine Months ended September 30, 2008	8-9

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 12

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

EXHIBIT INDEX		17

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER		18 - 19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

	September 30, 2008 Unaudited	Dec. 31, 2007 Audited
Assets
Current Assets:
Cash and cash equivalents	$114,843	$172,936
Current portion of accounts receivable, net of Allowance for doubtful accounts of $276,530 at September 30, 2008 and December 31, 2007 respectively	29,131	14,160
Inventories	397,529	423,623
Commission advances	1,320	-
Other current assets	12,641	11,510

Total current assets	555,464	622,229

Property and equipment, net	3,787	5,574

Other assets:
Accounts receivable, net of current portion	55,252	55,247

Security deposits	6,573	9,763

Total other assets	61,825	65,010

Total Assets	$621,076	$692,813

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
BALANCE SHEETS

Liabilities and Stockholders’ Equity (Deficiency)

	September 30, 2008 Unaudited	Dec. 31, 2007 Audited

Current Liabilities:
Accounts payable and accrued liabilities including $76,654 at September 30, 2008 and $73,054 at December 31, 2007 to related parties	$194,825	$216,096

Accrued income taxes	-	1,055

Total current liabilities	194,825	217,151

Long-term portion of amounts due estate of former officer/stockholder	3,420,892	3,270,145

Total Liabilities	3,615,717	3,487,296

Stockholders' equity:
Common stock - $.025 par value:
Authorized 15,000,000 shares, issued 3,962,058 shares as at September 30, 2008 and December 31, 2007	99,051	99,051
Additional paid-in capital	2,293,272	2,293,272
Accumulated deficit	(5,384,636)	(5,184,478)
	(2,992,313)	(2,792,155)

Less treasury stock 1,328 shares as at September 30, 2008 and December 31, 2007 at cost	(2,328)	(2,328)

Total stockholders' equity (Deficiency)	(2,994,641)	(2,794,483)

Total liabilities and stockholders' equity (Deficiency)	$621,076	$692,813

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2008	2007

Net Sales and rentals	$256,644	$570,192

Cost of sales and rentals	69,481	86,016

Gross Margin	187,163	484,176

Operating Expenses:
Selling, general and administrative	233,952	432,836
Interest expense (principally to related parties)	163,502	44,926

Total Operating Expenses	397,454	477,762

Net Operating Income (Loss)	(210,291)	6,414
Interest and other income	10,233	16,122

Income (Loss) before Provision for Income Taxes	(200,058)	22,536
Provision for Income Taxes	(100)	48
Net Income (Loss)	$(200,158)	$22,488

Basic Earnings (Loss) Per Share	$(0.05)	$0.01

Weighted Average Number of Common
Shares Outstanding	3,960,730	3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	September 30
	2008	2007

Net Sales and rentals	$110,258	$106,487

Cost of sales and rentals	25,190	24,481

Gross Margin	85,068	82,006

Operating Expenses:
Selling, general and administrative	73,177	115,429
Interest expense (principally to related parties)	51,980	14,348

Total Operating Expenses	125,157	129,777

Net Operating Income (Loss)	(40,089)	(47,771)
Interest and other income	1,426	5,061

Income (Loss) before Provision for Income Taxes	(38,663))	(42,710)
Provision for Income Taxes	(898)	(531)
Net Income (Loss)	$(39,561)	$(42,179)

Basic Earnings (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	3,960,730	3,960,730

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$(200,158)	$22,488

Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,787	1,755
Changes in operating assets and liabilities:
Decrease in accounts receivable	(14,976)	51,093
Decrease in inventories	26,094	8,301
(Increase) Decrease in commission advances	(1,320)	50,342
(Increase) Decrease in other assets	2,059	13,066
(Decrease) in accounts payable and accrued liabilities	(21,271)	(38,103)
(Decrease) Increase in income taxes	(1,055)	(2,400)

Total adjustments	(8,682)	84,054

Net cash provided (used) by operating activities	(208,840)	106,542
Net cash (used in) inventory activities:
Capital expenditures	-	(1,901)

Financing activities:
(Decrease) Increase in amounts due officer	150,747	(191,197)
Increase in Loans Payable	-	92,225
Net cash provided (used in) Financing activities	150,747	(98,972)

See Notes to Financial Statements

DIAPULSE CORPORTION OF AMERICA
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2008	2007
Net Increase (Decrease) in cash
And cash equivalents	(58,093)	5,669
Cash and cash equivalents -
Beginning of Period	172,936	312,027
Cash and cash equivalents -
End of Period	$114,843	$317,696

Cash paid during the years for:
Interest	247	$9,516
Taxes	-	2,179

See Notes to Financial Statements

DIAPULSE CORPORATION OF AMERICA
NOTES TO Unaudited FINANCIAL STATEMENTS

1.  Basis of presentation

The balance sheets of Diapulse Corporation of America as of September 30, 2008 and the related statements of income and cash flows for the nine months ended September 30, 2008 and September 30, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007 and for all periods presented have been made. Results of operations for the nine-month periods ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Pursuant to the Company’s accounting policy regarding inventory, inventory as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30 2008	December. 31 2007
	(unaudited)	(audited)

Parts, components and subassemblies	$200,604	$212,438
Finished goods	196,925	211,185
Total Inventories	$397,529	$423,623

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

Nine Months Ended September 30, 2008 versus Nine Months Ended September  30, 2007

Results of Operations

Net sales and rentals for the current nine months decreased by $313,548 to $256,644 from last year’s comparable nine month period of $570,192. This was due primarily to a decrease in machine sales as a result of market conditions.

Operating expenses for the current nine months decreased by $198,884 to $233,952 from last year’s comparable nine month period of $432,836 primarily due to a reduction in sales commissions, salaries and rent expenses resulting from decreased sales during the period and the Company’s cost-cutting programs implemented during the nine months period ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008 the Company had working capital of $360,639 and a current ratio of 2.85 to 1. This represents a decrease in working capital since December 31, 2007 of $44,439 due to an increase in administrative costs primarily of legal and a decrease in sales and net income.

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

Date: November 10, 2008

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